Form 10QSB
period 2007-01-31
Pacific Copper Corp.
filed 2007-03-14
CIK 1387522

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO __________

REGISTRATION NUMBER _________________

PACIFIC COPPER CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0504006
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1226 White Oak Blvd., Suite 10A, Oakville, Ontario L6H 2B9
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (905) 845-1839

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ ]	NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of January 31, 2007
Common Shares $ .0001 par value	17,975,932

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2007

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Balance Sheets as of January 31, 2007 and October 31, 2006	3

Interim Statements of Operations for the three months ended January 31, 2007
and January 31, 2006	4

Interim Statements of Changes in Stockholders' Equity for the three months ended
January 31, 2007 and the year ended October 31, 2006.	5

Interim Statements of Cash Flows for the three months ended January 31, 2007
and January 31, 2006.	6

Notes to Interim Financial Statements	7-10

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Interim Balance Sheets as at
January 31, 2007 and October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)
	January 31,	October 31,
	2007	2006
	$	$
ASSETS

Current
Cash and cash equivalents	299,560	378,979
Prepaid expenses and other receivables	8,038	11,819

Total Current Assets	307,598	390,798
Plant and Equipment, net (note 4)	2,008	1,132

Total Assets	309,606	391,930

LIABILITIES
Current
Accounts payable	40,876	58,370
Accrued liabilities	3,600	10,013

Total Current Liabilities	44,476	68,383

Commitments and Contingencies (note 8)

STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2005 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 17,975,932 issued and outstanding (2006 -17,315,932)	1,798	1,732
Additional Paid-in Capital	1,045,123	979,189
Deficit Accumulated During the Exploration Stage	(781,791)	(657,374)

Total Stockholders' Equity	265,130	323,547

Total Liabilities and Stockholders' Equity	309,606	391,930

See condensed notes to the interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Interim Statements of Operations
For the three months ended January 31, 2007 and January 31, 2006 and the
Period from Inception (June 3, 1999) to January 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the
	quarter	quarter
	Cumulative	ended	ended
	since	January 31,	January 31,
	inception	2007	2006

	$	$	$

Revenues	-	-	-

Operating Expenses

General and administration	125,276	60,614	-
Project expenses	659,889	67,177	-
Amortization	89	89	-

Total Operating Expenses	785,254	127,880	-

Loss from Operations	(785,254)	(127,880)	-

Other income-interest	3,463	3,463 -

Loss before Income Taxes	(781,791)	(124,417) -

Provision for income taxes	-	-	-

Net Loss	(781,791)	(124,417)	-

Loss per share-Basic and Diluted		(0.01)	(0.00)

Weighted Average Common Shares
Outstanding		17,930,280	7,605,932

See condensed notes to the interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Interim Financial Statements of Changes in Stockholders’ Equity
From Inception to January 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	during the	Total
	Number		Paid-in	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity
		$	$		$

Common stock issued on inception	1		1		1
Common shares issued for nil consideration (note 5)	7,605,932	761	(761)	-	-
Cancelled shares	(1)	-	(1)		(1)
Contributed Services			8,743		8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-	(8,743)	(8,743)

Balance, October 31, 2004	7,605,932	761	7,982	(8,743)	-
Contributed Services			1,178		1,178
Net Loss			-	(1,178)	(1,178)
Balance October 31, 2005	7,605,932	761	9,160	(9,921)	-
Common shares issued for cash	4,710,000	471	470,529	-	471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500		500,000
Net Loss	-	-	-	(647,453)	(647,453)

Balance, October 31, 2006	17,315,932	1,732	979,189	(657,374)	$323,547

Common shares issued for cash	660,000	66	65,934		66,000

Net Loss	-	-	-	(124,417)	(124,417)
Balance January 31, 2007	17,975,932	1,798	1,045,123	(781,791)	$265,130

See condensed notes to the interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Interim Statements of Cash Flows
For the three months ended January 31, 2007 and January 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative
	Since	January 31,	January 31,
	Inception	2007	2006
Cash Flows from Operating Activities
Net Loss	(781,791)	(124,417)	-
Adjustment for:
Amortization	89	89	-
Expenses credited to Additional Paid-in Capital	9,921	-	-
Shares issued for mineral claims, as part of project expenses	500,000	-	-
Changes in non-cash working capital
Prepaid expenses	(8,038)	3,781	-
Accounts payable	40,876	(17,494)	-
Accrued liabilities	3,600	(6,413)	-
Net cash used in operating activities	(235,343)	(144,454)	-
Cash Flows from Investing Activities
Acquisition of plant and equipment	(2,097)	(965)	-
Net cash used in investing activities	(2,097)	(965)	-
Cash Flows from Financing Activities
Issuance of common shares for cash	537,000	66,000	-
Net cash provided by financing activities	537,000	66,000	-
Net increase (decrease) in Cash and Cash equivalents	299,560	(79,419)	-
Cash- beginning of period	-	378,979	-
Cash - end of period	299,560	299,560	-
Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

See condensed notes to the interim financial statements

1.	Basis of Presentation

The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended October 31, 2007. Interim financial statements should be read in conjunction with the company’s annual audited financial statements.

The interim financial statements include the accounts of Pacific Copper Corp. (the “Company”)

2.	Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. There are certain conditions prevailing which cast substantial doubt as to the validity of using the going concern assumption. These conditions along with management’s plan to mitigate them are described below.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $124,417 for the quarter ended January 31, 2007. At January 31, 2007, the Company had an accumulated deficit during the exploration stage of $781,791. The Company has funded operations through the issuance of capital stock. In September and October 2006, the Company issued its common stock for gross proceeds of $471,000. During the quarter ended January 31, 2007 the Company raised an additional $66,000. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

3.	Nature of Business and Operations

Pacific Copper Corp. (the "Company"), was incorporated on May 18, 1999 as Gate-1 Financial, Inc. under the laws of the State of Delaware. On August 17, 2006, Gate-1 Financial, Inc. changed its name to Pacific Copper Corp. The Company operates with the intent of exploration and extraction of minerals.

The Company is an exploration stage mining company and has not realized any revenues from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserve is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment             30%   declining balance method
Office furniture and fixtures 20%   declining balance method

		January 31, 2007		October 31, 2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$
Office, furniture and fixtures	386	-	-	-
Computer equipment	1,711	89	1,132	-

	2,097	89	1,132	-

Net carrying amount	$2,008		$1,132

5.	Issuance of Common Shares

Year ended October 31, 2006

In September and October of 2006, the Company issued 4,710,000 common shares through private placements for gross proceeds of $471,000.

On October 20, 2006 the Company issued 5,000,000 common shares to purchase 100% rights, title and interest in certain mineral claims located in the county of Okanogan, State of Washington, to the Vendors who had these claims registered in trust with Multi Metals Mining Inc., a Nevada Corporation. The total consideration of $500,000 calculated at $0.10 per common share has been expensed to the income statement as Project expenses.

Quarter ended January 31, 2007

During the three months ended January 31, 2007, the Company issued 660,000 common shares through private placement for gross proceeds of $66,000.

6.	Employee Stock Option Plan

On August 8, 2006, the Board of Directors approved stock option plan ("2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company. Options may have a term of up to10 years. The total number of shares reserved for issuance under the 2006 Stock Option Plan is 5,000,000. As of January 31, 2007, no options had been granted under the 2006 Stock Option Plan.

7.	Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on November 1, 2006 using the “modified prospective” application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of October 31, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. The adoption of this standard did not affect the financial statements for the year ended October 31, 2006, since up to that date, no stock options had been issued. The Company did not issue any stock options to any of its employees as of January 31, 2007.

8.	Commitments and Contingencies

The Company has entered into a one year contract with Medallion Capital Corp. for consulting services commencing September 1, 2006, at a rate of $7,500 per month plus reimbursement of expenses incurred with respect to the operation of the administration of the Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2007

Discussion of Operations & Financial Condition
Three months ended January 31, 2007

Pacific Copper Corp has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for as long as we remain in an exploration stage and perhaps thereafter. As at January 31, 2007, we had accumulated losses of $781,791. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the quarter ended January 31, 2007 has been its effort to raise additional capital to pursue its exploration activities. During the year ended October 31, 2006, the Company was successful in acquiring 100% rights, title and interests in certain mineral claims located in the county of Okanogan, State of Washington.

Having acquired certain mineral claims, we are now moving forward to evaluate the financial needs to explore the properties and to implement exploration programs.

SELECTED QUARTER INFORMATION

	January 31, 2007		January 31, 2006

Revenues	$	Nil	$	Nil
Net Loss		$124,417	$	Nil
Loss per share-basic and diluted		$(0.01)		$(0.00)
Total Assets		$309,606	$	Nil
Total Liabilities		$44,476	$	Nil
Cash dividends declared per share		Nil		Nil

The total assets for the quarter ended January 31, 2007 includes cash and cash equivalents of $299,560, prepaid expenses of $8,038 and capital assets of $2,008. For the quarter ended January 31, 2006, total assets include cash and cash equivalents of $Nil, prepaid expenses of $Nil, and capital assets of $Nil. The current assets increased significantly from $Nil on January 31, 2006 to $307,598 on January 31, 2007. The increase in current assets arose as the company received funds on the issue of common shares for a total cash consideration of $471,000 during the year ended October 31, 2006 and $66,000 during the quarter ended January 31, 2007.

Revenues

No revenue was generated by the Company’s operations during the three month periods ended January 31, 2007 and January 31, 2006.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three month period ended January 31, 2007 is general and administrative expense of $60,614, as compared with $Nil for the three month period ended January 31, 2006. General and administrative expense represents approximately 47.4% of the total operating expense for the quarter ended January 31, 2007. The increase in this expense is mainly due to the professional, consulting, office and general and other miscellaneous costs incurred during the quarter ended January 31, 2007.

(b) Project Expense

Included in operating expenses for the three month period ended January 31, 2007 is project expenses of $67,177 as compared with $nil for the three month period ended January 31, 2006. Project expense is the most significant expense and it represents approximately 52.5 % of the total operating expense for the three month period ended January 31, 2007. This includes expenses related to mineral claim fees, drilling and project consulting.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand:

	January 31, 2007	January 31, 2006

Cash and cash equivalent	$299,560	$	nil
Working capital	$263,122	$	nil
Cash used in operating activities	$(144,454)	$	nil
Cash used in investing activities	$(965)	$	nil
Cash provided by financing activities	$66,000	$	nil

As at January 31, 2007 the Company had working capital of $263,122 as compared to nil as of January 31, 2006. During the three month period ended January 31, 2007 the Company raised $66,000 by issuing common shares for cash and invested $965 in acquisition of equipment.

The capital assets as of January 31, 2007 were $2,008.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments. To the extent actual results differ from those estimates, our future results of operations may be affected. Besides this critical accounting policy on use of estimates, we believe the following critical accounting policy affects the preparation of our financial statements.

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of January 31, 2007 and January 31, 2006.

Contractual Obligations and Commercial Commitments

The Company has entered into a one year contract with Medallion Capital Corp. for consulting services commencing September 1, 2006, at a rate of $7,500 per month plus reimbursement of expenses incurred with respect to the operation of the administration of the Corporation.

We expect to contract all work on the Mining claim properties to independent contractors in the foreseeable future until we have discovered a commercial ore body or abandoned the property. We have no permanent employees. We anticipate that we will require substantial financing in order to proceed with our plan of exploration for an economic ore body. We presently do not have any commitments in place to finance this exploration and there is no assurance that the necessary financing will be obtained. If we are unable to secure new financing, then we will not be able to carry out the required exploration and may not be able to maintain our interest in the Properties.

RISK FACTORS

1.	THE COMPANY HAS NO SOURCE OF OPERATING REVENUE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF IT IS ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

Currently, the Company has no source of revenue, limited working capital and no commitments to obtain additional financing. The Company will require significant additional working capital to carry out its exploration programs. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	further exploration of our mineral properties and the results of that exploration;

-	raising the capital necessary to conduct this exploration; and

-
raising capital to develop our mineral properties, establish a mining operation, and operate this mine in a profitable manner, if any of these activities are warranted by the results of our exploration programs and a feasibility study.

Because the Company has no operating revenue, it expects to incur operating losses in future periods as it continues to spend funds to explore its mineral properties. Failure to raise the necessary capital to continue exploration could cause the Company to go out of business.

2.	IF THE COMPANY DEVELOPS MINERAL RESOURCES, THERE IS NO GUARANTEE THAT PRODUCTION WILL BE PROFITABLE.

Even if the Company finds mineral resources, there is no assurance that it will be able to mine them or that a mining operation would be profitable on any of its properties.

3.	THE COMPANY IS HIGHLY DEPENDENT UPON ITS OFFICERS AND DIRECTORS. BECAUSE OF THEIR INVOLVEMENT IN OTHER SIMILAR BUSINESSES WHICH MAY BE COMPETITORS, THEY MAY HAVE A CONFLICT OF INTEREST.

None of the Company’s officers or directors works for the Company on a full-time basis. There are no proposals or definitive arrangements to engage them on a full-time basis. Some of our directors are officers or directors of other companies in similar exploration businesses. Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to the Company as against their other business projects, which may be competitive. Also, the Company has no key man life insurance policy on any of its senior management or directors. The loss of one or more of these officers or directors could adversely affect the ability of the Company to carry on business.

4.	THE COMPANY COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

The Company could face delays in obtaining permits to operate on the property covered by the claims. Such delays could jeopardize financing, if any is available, which could result in having to delay or abandon work on some or all of the mineral properties.

5.	THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

Our common stock is considered a "penny stock" and the sale of our stock by you will be subject to the "penny stock rules" of the Securities and Exchange Commission. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, the market for our shares could be illiquid and there could be delays in the trading of our stock which would negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

DISCLOSURE AND FINANCIAL CONTROLS AND PROCEDURES

In connection with the Company’s compliance with securities laws and rules, its board of directors evaluated the Company’s disclosure controls and procedures. The board of directors has concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in these controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal financial controls and procedures have been designed under the supervision of the Company’s board of directors. The internal financial controls provide reasonable assurance regarding the reliability of the Company’s financial reporting and preparation of financial statements in accordance with generally accepted accounting principals. There have been no significant changes in these controls or in other factors that could significantly affect these controls since they were instituted, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

The Company is not a party to any pending legal proceeding or litigation and none of the Company’s property is the subject of a pending legal proceeding.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

Private Placements of Securities

The Company completed private placements of common stock at $0.10 per share in September, October and November of 2006 and January of 2007 with the following investors as shown below:

Name	Shares	Date Issued

Agosto Corporation Limited	2,500,000	September 2006
Andrew Sostad	100,000	October 2006
J.L. Guerra, Jr.	500,000	October 2006
Janet Shuttleworth	60,000	October 2006
Randall Pow	100,000	October 2006
James Baglot	200,000	October 2006
Terence Shorn	100,000	October 2006
Michael Parker	100,000	October 2006
Monita Faris	50,000	October 2006
Steve McGuire	300,000	October 2006
NBCN Clearing Inc. ITF Sheldon Inwentash	400,000	October, 2006
MB Pics Capital Corporation	300,000	October 2006
Mark Spencer	300,000	November 2006
Topel Capital Ltd.	300,000	November 2006
Rakesh Malhotra	60,000	January, 2007

All of the above shares are covered by a re-sale registration statement and are subject to a Lock-Up Agreement which provides that: (i) up to 25% of each such shareholder’s shares may be re-sold as of the date hereof, (ii) an additional 25% of each such shareholder’s shares may be sold after August 16, 2007, (iii) an additional 25%of each shareholder’s shares may be sold after February 16, 2008 and (iv) an additional 25% of each shareholder’s shares may be sold after August 16, 2008.

J.L. Guerra is a United States citizen. The private placement of shares with Mr. Guerra was undertaken pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation D promulgated under the Securities Act (Regulation D”). The private placement of shares with all of the other shareholders listed above was undertaken pursuant to an exemption from registration under the Securities Act afforded by Regulation S promulgated under the Securities Act (“regulation S”). Such shareholders are not “U.S. Persons” as that term is defined in Rule 902 of Regulation S. They gave undertakings to the Company in subscription agreements with respect to the prohibition on re-sale into the United States required for the exemption under Regulation S to be available.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

ITEM 5: OTHER INFORMATION:

ITEM 6: EXHIBITS & REPORTS ON FORM 8-K

Exhibits

(a)	31.1 Certification of Chief Executive Officer. 31.2 Certification of Chief Financial Officer. 32.1 Certificate of Chief Executive Officer and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 13, 2007	/s/ Stafford Kelley
Secretary