Form 10QSB/A
period 2007-01-31
Pacific Copper Corp.
filed 2007-04-20
CIK 1387522

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO __________

Commission File Number 000-52495

PACIFIC COPPER CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0504006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES ☐    NO ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES ☐    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of January 31, 2007
Common Shares $ .0001 par value	17,975,932

Transitional Small Business Disclosure Format
YES ☐    NO ☒

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Pacific Copper Corp. hereby amends its Quarterly Report on Form 10-QSB, filed on March 13, 2007 (for the fiscal quarter ended on January 31, 2007) to include the disclosure, on the cover page hereto, that it is not a shell company as defined by Rule 12b-2 of the Exchange Act and to include the certificates required by the Sarbanes-Oxley Act of 2002. Item 6 of Part II of Form 10-QSB is being included to list the exhibits attached hereto. All information contained in this amendment is as of March 13, 2007, the filing date of our original Quarterly Report on Form 10-QSB. This Amendment No. 1 on Form 10-QSB/A does not change our previously reported financial statements and other financial disclosures.

Items included in the original Quarterly Report on Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-QSB/A does not purport to provide an update or a discussion of any other developments subsequent to the original filing.

PART II: OTHER INFORMATION

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

Dated: April 17, 2007	/s/ Stafford Kelley
Stafford Kelley, Secretary