Form 10QSB
period 2007-04-30
Pacific Copper Corp.
filed 2007-06-14
CIK 1387522

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2007

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

YES ☐	NO ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES ☐	NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of April 30, 2007
Common Shares $ .0001 par value	24,495,932

Transitional Small Business Disclosure Format

YES ☐	NO ☒

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Balance Sheets as of April 30, 2007 and October 31, 2006	3

Interim Statements of Operations for the six months and three months ended April 30, 2007 and April 30, 2006	4

Interim Statements of Changes in Stockholders' Equity for the six months ended April 30, 2007 and the year ended October 31, 2006.	5

Interim Statements of Cash Flows for the six months ended April 30, 2007 and April 30, 2006.	6

Condensed Notes to Interim Financial Statements	7 - 12

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Interim Balance Sheets as at
April 30, 2007 and October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	April 30, 2007	October 31, 2006
	$	$
ASSETS
Current
Cash and cash equivalents	2,637,180	378,979
Prepaid expenses and other receivables	7,178	11,819

Total Current Assets	2,644,358	390,798
Plant and Equipment, net (note 4)	1,861	1,132

Total Assets	2,646,219	391,930

LIABILITIES
Current
Accounts payable	26,319	58,370
Accrued liabilities	78,800	10,013

Total Current Liabilities	105,119	68,383

Commitments and Contingencies (note 8)

STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2005 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 24,495,932 issued and outstanding (2006 -17,315,932)	2,450	1,732
Additional Paid-in Capital	3,461,671	979,189
Deficit Accumulated During the Exploration Stage	(923,021)	(657,374)

Total Stockholders' Equity	2,541,100	323,547

Total Liabilities and Stockholders' Equity	2,646,219	391,930

See condensed notes to the interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Interim Statements of Operations
For the six months and three months ended April 30, 2007 and April 30, 2006 and the Period from Inception (June 3, 1999) to April 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative since inception	For the six months ended April 30, 2007	For the six months ended April 30, 2006	For the three months ended April 30, 2007	For the three months ended April 30, 2006

	$	$	$	$	$

Revenues	-	-	-	-	-

Operating Expenses

General and administration	267,479	202,817	-	142,203	-
Project expenses	660,844	68,132	-	955	-
Amortization	237	237	-	148	-

Total Operating Expenses	928,560	271,186	-	143,306	-

Loss from Operations	(928,560)	(271,186)	-	(143,306)	-

Other income-interest	5,539	5,539	-	2,076	-

Loss before Income Taxes	(923,021)	(265,647)	-	(141,230)	-

Provision for income taxes	-	-	-	-	-

Net Loss	(923,021)	(265,647)	-	(141,230)	-

Loss per share-Basic and Diluted		(0.014)	(0.000)	(0.007)	(0.000)

Weighted Average Common Shares
Outstanding		18,469,413	7,605,932	19,026,719	7,605,932

See condensed notes to the interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Interim Statements of Changes in Stockholders’ Equity
From Inception to April 30, 2007
(Amounts expressed in US Dollars)

				Deficit Accumulated
	Common Stock		Additional	during the	Total
	Number		Paid-in	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity
		$	$	$
Common stock issued on inception	1		1		1
Common shares issued for nil consideration (note 5)	7,605,932	761	(761)	-	-
Cancelled shares	(1)	-	(1)		(1)
Contributed Services			8,743		8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-	(8,743)	(8,743)

Balance, October 31, 2004	7,605,932	761	7,982	(8,743)	-
Contributed Services			1,178		1,178
Net Loss			-	(1,178)	(1,178)

Balance October 31, 2005	7,605,932	761	9,160	(9,921)	-
Common shares issued for cash	4,710,000	471	470,529	-	471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500		500,000
Net Loss	-	-	-	(647,453)	(647,453)

Balance, October 31, 2006	17,315,932	1,732	979,189	(657,374)	$323,547

Common shares issued for cash	660,000	66	65,934		66,000
Common shares issued for cash	2,000,000	200	199,800		200,000
Common shares issued for cash	4,520,000	452	2,259,548		2,260,000
Stock subscriptions received			30,000		30,000
Stock Issuance cost			(72,800)		(72,800)

Net Loss	-	-	-	(265,647)	(265,647)
Balance April 30, 2007	24,495,932	2,450	3,461,671	(923,021)	$2,541,100

See condensed notes to the interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Interim Statements of Cash Flows
For the six months ended April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative
	Since	April 30,	April 30,
	Inception	2007	2006
Cash Flows from Operating Activities
Net Loss	(923,021)	(265,647)	-
Adjustment for:
Amortization	237	237	-
Expenses credited to Additional Paid-in Capital	9,921	-	-
Shares issued for mineral claims, as part of project expenses	500,000	-	-
Changes in non-cash working capital
Prepaid expenses	(7,178)	4,641	-
Accounts payable	26,318	(32,052)	-
Accrued liabilities for operating activities	6,000	(4,013)	-

Net cash used in operating activities	(387,723)	(296,834)	-

Cash Flows from Investing Activities
Acquisition of plant and equipment	(2,097)	(965)	-

Net cash used in investing activities	(2,097)	(965)	-

Cash Flows from Financing Activities
Issuance of common shares for cash	2,997,000	2,526,000	-
Stock subscriptions received	30,000	30,000

Net cash provided by financing activities	3,027,000	2,556,000	-

Net increase (decrease) in Cash and Cash equivalents	2,637,180	2,258,201	-
Cash- beginning of period	-	378,979	-

Cash - end of period	2,637,180	2,637,180	-

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

See condensed notes to the interim financial statements

1.	Basis of Presentation

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

The interim financial statements include the accounts of Pacific Copper Corp. (the “Company”)

2.	Exploration Stage Activities

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $265,647 for the six month period ended April 30, 2007. At April 30, 2007, the Company had an accumulated deficit during the exploration stage of $923,021. The Company has funded operations through the issuance of capital stock. In September and October 2006, the Company issued its common stock for gross proceeds of $471,000. During the quarter ended January 31, 2007 the Company raised an additional $66,000. During the quarter ended April 30, 2007, the Company raised an additional $2,490,000. Subsequent to April 30, 2007 the Company raised an additional $795,000. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

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

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method

		April 30, 2007 Accumulated		October 31, 2006 Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	386	19	-	-
Computer equipment	1,711	217	1,132	-

	2,097	236	1,132	-

Net carrying amount	$1,861		$1,132

5.	Issuance of Common Shares

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

Quarter ended January 31, 2007

During the three months ended January 31, 2007, the Company issued 660,000 common shares through private placements for gross proceeds of $66,000.

Quarter ended April 30, 2007

The Company issued 2,000,000 common shares through a private placement for gross proceeds of $200,000. The private placement was undertaken entirely outside the United States and effected pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) afforded by Regulation S promulgated under the Securities Act (“Regulation S”).

The Company also issued 4,520,000 units at a price of $0.50 per unit in a private placement undertaken entirely outside the United States and effected pursuant to an exemption under Regulation S. Each such unit consisted of one common share and one half a common share purchase warrant. Each full warrant (i.e. two half-share warrants together) is exercisable for one common share at $0.75 per share on or before April 30, 2009.

The Company received a subscription of $30,000 for 60,000 units at a price of $0.50 per unit through a private placement undertaken entirely outside the United States and effected pursuant to an exemption under Regulation S. Each such unit consisted of one common share and one half a common share purchase warrant. Each full warrant (i.e. two half-share warrants together) is exercisable for one common share at $0.75 per share on or before April 30, 2009.

The Company accrued a share issuance expense of $72,800 as a payment to a finder for introductions to subscribers investing in 2,080,000 units consisting of one common share and one half a common share purchase warrant for a total consideration for $1,040,000. The Company subsequently paid this finder’s fee in cash and also issued to the finder a warrant to purchase 145,600 shares at a price of $0.50 per share on or before April 30, 2009.

6.	Employee Stock Option Plan

On August 8, 2006, the Board of Directors approved a stock option plan ("2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company. Options may have a term of up to 10 years. The total number of shares reserved for issuance under the 2006 Stock Option Plan is 5,000,000. As of April 30, 2007, no options had been granted under the 2006 Stock Option Plan. Stock options were issued in May 2007 (refer to note 10 on Subsequent Events).

7.	Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on November 1, 2006 using the “modified prospective” application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of October 31, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. The adoption of this standard did not affect the financial statements for the year ended October 31, 2006, since up to that date, no stock options had been issued. The Company did not issue any stock options to any of its employees as of April 30, 2007. Stock options were however issued in May 2007 (refer to note 10 on Subsequent Events)

8.	Commitments and Contingencies

The Company has entered into a one year contract with Medallion Capital Corp. for consulting services commencing September 1, 2006, at a rate of $7,500 per month plus reimbursement of expenses incurred with respect to the operation of the administration of the Corporation.

On April 19, 2007 Pacific Copper Corp. (“Pacific Copper” or the “Company”) executed an agreement dated as of April 11, 2007 (the “Peru Agreement”) with David Hackman on behalf of a corporation to be formed in Peru which, prior to closing, will own certain mineral claims located in Peru. The corporation to be formed in Peru is referred to herein as “Peru Co.” Provided that the closing conditions contained in the Peru Agreement are satisfied and the assets contemplated in the Peru Agreement are held by Peru Co., Pacific Copper would acquire all of the outstanding shares of Peru Co. in exchange for 4,850,000 common shares of Pacific Copper. Peru Co. would then become a wholly owned subsidiary of Pacific Copper. The parties contemplate that a closing would take place on or about June 11, 2007. In order to facilitate the formation of Peru Co. upon execution of the Peru Agreement, the Company paid $25,000 to cover expenses relating to formation of Peru Co. and consummation of the Peru Agreement which has been expensed to General and Administration expense.

The shares of Pacific Copper to be received by the shareholders of Peru Co. upon consummation of the Peru Agreement are referred to as the “Peru Exchange Shares.” The Peru Exchange Shares will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Act”), and will be restricted upon issuance. The Company has undertaken to register the re-sale of the Peru Exchange Shares pursuant to the Act. The Peru Exchange Shares also will be subject to a lock-up agreement with the Company providing that they may not be sold by their holders until one year has passed following the closing of the Peru Agreement.

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 (the “Chile Agreement”) with Harold Gardner on behalf of a corporation to be formed in Chile which, prior to closing, will own certain mineral claims located in Chile. The corporation to be formed in Chile is referred to herein as “Chile Co.” Provided that the closing conditions contained in the Chile Agreement are satisfied and the assets contemplated in the Chile Agreement are held by Chile Co., Pacific Copper would acquire all of the outstanding shares of Chile Co. in exchange for 6,150,000 common shares of Pacific Copper. Chile Co. would then become a wholly owned subsidiary of Pacific Copper. The parties contemplate that a closing would take place on or about June 11, 2007. In order to facilitate the formation of Chile Co. upon execution of the Chile Agreement, the Company paid $25,000 to cover expenses relating to formation of Chile Co. and consummation of the Chile Agreement which has been expensed to General and Administration expense.

The shares of Pacific Copper to be received by the shareholders of Chile Co. upon consummation of the Chile Agreement are referred to as the “Chile Exchange Shares.” The Chile Exchange Shares will be issued pursuant to an exemption from registration under the Act, and will be restricted upon issuance. The Company has undertaken to register the re-sale of the Chile Exchange Shares pursuant to the Act. The Chile Exchange Shares also will be subject to a lock-up agreement with the Company providing that they may not be sold by their holders until one year has passed following the closing of the Chile Agreement.

9.	Related Party Transactions

During the six month and three month period ended April 30, 2007 the Company paid $45,000 and $22,500 respectively to a Corporation owned by an officer of the Company for providing consulting services (refer to note 8)

10.	Subsequent events

1.	On May 14, 2007 the Board granted the following stock options:

a)
Stock options granted to five (5) Officers/ Directors to purchase 250,000 common shares each at an exercise price of $0.50/per share or the closing price on the first day the Company’s shares trade on the OTC BB, which ever is the highest.

b)
Stock Options granted to two (2) consultants to each purchase 50,000 common shares at a price of $0.50 per share or the closing price on the first day the Company’s shares trade on the OTC BB which ever is the higher price.

c)
Stock Options granted to one (1) consultant to purchase 100,000 common shares at a price of $0.50 per share or the closing price on the first day the Company’s shares trade on the OTC BB which ever is the higher price.

The above options set out in (a), (b) and (c) were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. Should any of the above parties leave their position or be discharged from the Company, no further vesting would take place as of the date they leave or are discharged. The option granted shall be for a term of five (5) years.

d)
Stock options to two (2) Directors and Ex-CFO to purchase 100,000 common shares each at an exercise price of $0.50 per share or the closing price on the first day the Company’s shares trade on the OTC BB, which ever is the highest.

The options referred to in (d) are granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. The option granted shall be for a term of five (5) years.

2.
Effective June 1, 2007 the Company executed an agreement with a consultant who will provide advice and consultation with respect to financial matters, business growth and development and general business consultation with respect to business opportunities in North America for a term of fifteen months. The Company agreed to compensate the consultant with 1,000,000 shares of restricted common stock which shall be earned by the consultant in the following manner: equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The said 1,000,000 shares of restricted Common stock of the Company will be tendered in one certificate on June 1, 2007; provided, however, that the consultant must return any unearned shares upon termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon thirty (30) days written notice to the other provided the Company may not give notice of cancellation before September 1, 2007.

3.
Effective June 1, 2007 the Company executed an agreement with a consultant who will provide advice and consultation with respect to financial matters, business growth and development and general business consultation with respect to business opportunities in Europe for a term of fifteen months. The Company agreed to compensate the consultant with 1,000,000 shares of restricted common stock which shall be earned by the consultant in the following manner: Equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The said 1,000,000 shares of restricted Common stock of the Company will be tendered in one certificate on June 1, 2007; provided, however, that the consultant must return any unearned shares upon termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon thirty (30) days written notice to the other provided the Company may not give notice of cancellation before September 1, 2007.

10.	Subsequent events-cont’d

4.
Effective June 1, 2007 the Company executed an agreement with a consultant who will provide advice and consultation with respect to financial public relations, business promotion, business growth and development and general business consultation for a term of twenty-four months. The Company agreed to compensate the consultant with a monthly payment of $4,000 not in advance and 1,000,000 shares of restricted common stock which shall be earned by the consultant in the following manner: equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The said 1,000,000 shares of restricted Common stock of the Company will be tendered in one certificate on June 1, 2007; provided, however, that the consultant must return any unearned shares upon termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon sixty (60) days written notice to the other provided the Company may not give notice of termination prior to January 1, 2008.

5.
Subsequent to the quarter ended April 30, 2007, the Company received $795,000 in in connection with the subscriptions for 1,590,000 units at $0.50 per unit. Each unit consists of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.75 per share on or before April 30, 2009. The Company has obligations outstanding to an agent for $43,750 and a warrant to purchase 87,500 common shares at $0.50 per share on or before April 30, 2009. This private placement was undertaken entirely outside the United States and effected pursuant to an exemption under Regulation S

6.
Subsequent to the quarter ended April 30, 2007, the Company advanced a loan of $200,000 to a South American company, which is secured by a promissory note to carry out a drill program on property to be acquired by the Company through the acquisition of Peru Co. When the purchase of Peru Co. is completed the note may be retired with invoices for the drilling and if the purchase of Peru Co. is not completed than the promissory note will be repayable in cash.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE AND SIX MONTH PERIOD ENDED APRIL 30, 2007

Discussion of Operations & Financial Condition
Three and Six month period ended April 30, 2007

Pacific Copper Corp. has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at April 30, 2007, we had accumulated losses of $923,021. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the six month period ended April 30, 2007 has been its effort to raise additional capital to pursue its exploration activities. During the year ended October 31, 2006, the Company was successful in acquiring certain mineral claims located in the County of Okanogan, State of Washington. Having acquired such mineral claims, we are now moving forward to evaluate the financial needs of the Company and to explore the properties and to implement exploration programs.

SELECTED INFORMATION

	Three months ended	Three months ended
	April 30, 2007	April 30, 2006

Revenues	$ Nil	$	Nil
Net Loss	$141,230	$	Nil
Loss per share-basic and diluted	$(0.007)		$(0.000)

	Six months ended	Six months ended
	April 30, 2007	April 30, 2006

Revenues	$ Nil	$	Nil
Net Loss	$265,647	$	Nil
Loss per share-basic and diluted	$(0.014)		$(0.000)

	As at	As at
	April 30, 2007	October 31, 2006

Total Assets	$2,646,219	$391,930
Total Liabilities	$105,119	$68,383
Cash dividends declared per share	Nil	Nil

The total assets for the six month period ended April 30, 2007 includes cash and cash equivalents of $2,637,180, prepaid expenses of $7,178 and capital assets of $1,861. For the year ended October 31, 2006, total assets include cash and cash equivalents of $378,979, prepaid expenses of $11,819, and capital assets of $1,132. Our current assets increased significantly from $390,798 on October 31, 2006 to $2,644,358 on April 30, 2007. The increase in current assets arose as the Company received funds upon the issue of common shares for a total cash consideration of $2,526,000 and also received an additional $30,000 for subscription for stock during the six-month period ended April 30, 2007.

Revenues

No revenue was generated by the Company’s operations during the three-month and six-month periods ended April 30, 2007 and April 30, 2006.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three-month period ended April 30, 2007 is general and administrative expense of $142,203, as compared with $Nil for the three-month period ended April 30, 2006. During the six-month period ended April 30, 2007, the general and administrative expense was $202,817 as compared to $Nil for the six-month period ended April 30, 2006. General and administrative expense represents approximately 99.2% of the total operating expense for the three-month period ended April 30, 2007 and approximately 74.8% of the total operating expense for the six-month period ended April 30, 2007. The increase in this expense is mainly due to the professional, consulting, office and general and other miscellaneous costs incurred during the three and six-month periods ended April 30, 2007. Further, the Company incurred an additional incorporation and establishment expense of $50,000 during the three-month period ended April 30, 2007, as non-refundable deposits paid to commence the process of establishing subsidiaries in Peru and Chile.

(b) Project Expense

Included in operating expenses for the three-month period ended April 30, 2007 is project expenses of $955 as compared with $Nil for the three-month period ended April 30, 2006. During the six-month period ended April 30, 2007, the project expense was $68,132 as compared with $Nil for the six-month period ended April 30, 2006. Project expense represents approximately 25.12 % of the total operating expense for the six-month period ended April 30, 2007. This includes expenses related to mineral claim fees, drilling and project consulting.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand for the six month period:

	April 30, 2007	April 30, 2006

Cash and cash equivalent	$2,637,180	$	nil
Working capital	$2,539,239	$	nil
Cash used in operating activities	$(296,834)	$	nil
Cash used in investing activities	$(965)	$	nil
Cash provided by financing activities	$2,586,000	$	nil

As at April 30, 2007 the Company had working capital of $2,539,239. During the six-month period ended April 30, 2007, the Company raised $2,556,000 by issuing common shares for cash, received an additional $30,000 for stock subscriptions and invested $965 in the acquisition of equipment.

The capital assets as on April 30, 2007 were $1,861.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments. To the extent actual results differ from those estimates, our future results of operations may be affected. Besides this critical accounting policy on use of estimates, we believe the following critical accounting policy affects the preparation of our financial statements.

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

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of April 30, 2007 and April 30, 2006.

Contractual Obligations and Commercial Commitments

The Company has entered into a one-year contract with Medallion Capital Corp. for consulting services commencing September 1, 2006, at a rate of $7,500 per month plus reimbursement of expenses incurred with respect to the administration of the Corporation.

On April 19, 2007 Pacific Copper Corp. (“Pacific Copper” or the “Company”) executed an agreement dated as of April 11, 2007 (the “Peru Agreement”) with David Hackman on behalf of a corporation to be formed in Peru which, prior to closing, will own certain mineral claims located in Peru. The corporation to be formed in Peru is referred to herein as “Peru Co.” Provided that the closing conditions contained in the Peru Agreement are satisfied and the assets contemplated in the Peru Agreement are held by Peru Co., Pacific Copper would acquire all of the outstanding shares of Peru Co. in exchange for 4,850,000 common shares of Pacific Copper. Peru Co. would then become a wholly owned subsidiary of Pacific Copper. The parties contemplate that a closing would take place on or about June 11, 2007. In order to facilitate the formation of Peru Co. upon execution of the Peru Agreement, the Company paid $25,000 to cover expenses relating to formation of Peru Co. and consummation of the Peru Agreement which has been expensed to General and Administration expense.

The shares of Pacific Copper to be received by the shareholders of Peru Co. upon consummation of the Peru Agreement are referred to as the “Peru Exchange Shares.” The Peru Exchange Shares will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Act”), and will be restricted upon issuance. The Company has undertaken to register the re-sale of the Peru Exchange Shares pursuant to the Act. The Peru Exchange Shares also will be subject to a lock-up agreement with the Company providing that they may not be sold by their holders until one year has passed following the closing of the Peru Agreement.

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 (the “Chile Agreement”) with Harold Gardner on behalf of a corporation to be formed in Chile which, prior to closing, will own certain mineral claims located in Chile. The corporation to be formed in Chile is referred to herein as “Chile Co.” Provided that the closing conditions contained in the Chile Agreement are satisfied and the assets contemplated in the Chile Agreement are held by Chile Co., Pacific Copper would acquire all of the outstanding shares of Chile Co. in exchange for 6,150,000 common shares of Pacific Copper. Chile Co. would then become a wholly owned subsidiary of Pacific Copper. The parties contemplate that a closing would take place on or about June 11, 2007. In order to facilitate the formation of Chile Co. upon execution of the Chile Agreement, the Company paid $25,000 to cover expenses relating to formation of Chile Co. and consummation of the Chile Agreement which has been expensed to General and Administration expense.

The shares of Pacific Copper to be received by the shareholders of Chile Co. upon consummation of the Chile Agreement are referred to as the “Chile Exchange Shares.” The Chile Exchange Shares will be issued pursuant to an exemption from registration under the Act, and will be restricted upon issuance. The Company has undertaken to register the re-sale of the Chile Exchange Shares pursuant to the Act. The Chile Exchange Shares also will be subject to a lock-up agreement with the Company providing that they may not be sold by their holders until one year has passed following the closing of the Chile Agreement.

We expect to contract all work on the claims to independent contractors in the foreseeable future until we have discovered a commercial ore body or abandoned the property. We have no permanent employees. We anticipate that we will require substantial financing in order to proceed with our plan of exploration for an economic ore body. We presently do not have any commitments in place to finance this exploration and there is no assurance that the necessary financing will be obtained. If we are unable to secure new financing, then we will not be able to carry out the required exploration and may not be able to maintain our interest in the Properties.

RISK FACTORS

1.	THE COMPANY HAS NO SOURCE OF OPERATING REVENUE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF IT IS ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

Currently, the Company has no source of revenue and no commitments to obtain additional financing. The Company will require significant additional working capital to carry out its exploration programs. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	further exploration of our mineral properties and the results of that exploration;

•	raising the capital necessary to conduct this exploration; and

•
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

The Company completed private placements of Units at $0.50 per Unit in April of 2007 with the following investors as shown below. Each Unit consisted of one common share and one half a common share purchase warrant. Each full warrant entitles the holder to purchase one common share for $0.75 per share on or before April 30, 2009.

Name:	First Name	Date Issued:	# of Shares
PINETREE RESOURCE PARTNERSHIP		04/26/07	2,500,000
1393566 ONTARIO LIMITED		04/30/07	20,000
6287 HOLDINGS INC.		04/30/07	80,000
BRADLEY	MIRANDA	04/30/07	40,000
CONCEPTS & DESIGN INC.		04/30/07	40,000
COZZI	PETER	04/30/07	40,000
CROSS	WAYNE	04/30/07	20,000
CROSSWIND CAPITAL CORP.		04/30/07	160,000
DELLA MAESTRA	JULIA	04/30/07	200,000
DIKIC	MARIN	04/30/07	20,000
ELMAN	GARY	04/30/07	20,000
ELMAN	NEIL	04/30/07	40,000
FELDMAN	GERRY	04/30/07	120,000
FX INC.		04/30/07	410,000
HERSON	MARTY	04/30/07	40,000
INCORPORATED INTERNATIONAL CAPITAL		04/30/07	40,000
JAMES	ANDREW P.	04/30/07	20,000
JAMES	TOM	04/30/07	40,000
KOFFMAN	ALLEN	04/30/07	40,000
LANGER	ANATOLY	04/30/07	80,000
LOCKETT FAMILY TRUST	JIM	04/30/07	40,000
LOCKETT	KENNETH R.	04/30/07	40,000
MCGOLDRICK	JOHN	04/30/07	20,000
MILLAR	NANCY	04/30/07	140,000
MUNKLEY	DOUGLAS	04/30/07	30,000
PENTOR CAPITAL CORP.		04/30/07	60,000
PERRY	RON	04/30/07	40,000
ROCCHETTI	SILVANA	04/30/07	40,000
SHIER	AARON	04/30/07	20,000
L. WHITE MEDICINE PROFESSIONAL CORP.		04/30/07	40,000
ZEIBOTS	RICK	04/30/07	140,000
Total:			4,580,000

The Company has undertaken to file a resale Registration Statement to register the shares listed above and the shares underlying the warrants contained in the Units. Once registered the shares will be subject to a Lock Up Agreement providing that one third of the shares may be re-sold when the registration statement becomes effective, one third may be re-sold 90 days from the date of effectiveness, and one third may be re-sold 180 days from the date of effectiveness. Each subscriber will be issued three certificates for the shares subscribed for and two of those certificates will be legended to reflect the forgoing restrictions on re-sale. The shares underlying the warrants will be free trading when issued.

The private placement of Units with all of the shareholders listed above was undertaken pursuant to an exemption from registration under the Securities Act afforded by Regulation S promulgated under the Securities Act (“Regulation S”). Such shareholders are not “U.S. Persons” as that term is defined in Rule 902 of Regulation S. They gave undertakings to the Company in subscription agreements with respect to the prohibition on re-sale into the United States required for the exemption under Regulation S to be available.

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

Dated: June 11, 2007	/s/ Stafford Kelley
Secretary