Form 10QSB
period 2007-07-31
Pacific Copper Corp.
filed 2007-09-14
CIK 1387522

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2007

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

YES ☒    NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES ☐    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of July 31, 2007
Common Shares $ .0001 par value	29,145,932

Transitional Small Business Disclosure Format
YES ☐    NO ☒

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
(Unaudited- Prepared by Management)

INTERIM FINANCIAL STATEMENTS

JULY 31, 2007

(Amounts expressed in US Dollars)

(Unaudited - Prepared by Management)

CONTENTS

Interim Balance Sheets as of July 31, 2007 and October 31, 2006	2

Interim Statements of Operations for the nine months and three months ended July 31, 2007 and July 31, 2006	3

Interim Statements of Changes in Stockholders' Equity for the nine months ended July 31, 2007 and the year ended October 31, 2006.	4

Interim Statements of Cash Flows for the nine months ended July 31, 2007 and July 31, 2006.	5

Condensed Notes to Interim Financial Statements	6 - 19

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Balance Sheets as at
July 31, 2007 and October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

	July 31,	October 31,
	2007	2006
	$	$
ASSETS
Current
Cash and cash equivalents	1,932,598	378,979
Short term Investments	900,002	—
Prepaid expenses and other receivables (note 9)	1,567,044	11,819

Total Current Assets	4,399,644	390,798
Plant and Equipment, net (note 4)	1,713	1,132

Total Assets	4,401,357	391,930

LIABILITIES
Current
Accounts payable	96,322	58,370
Accrued liabilities	12,001	10,013

Total Current Liabilities	108,323	68,383

Commitments and Contingencies (note 7)

STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2005 - nil)	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 29,145,932 issued and outstanding (2006 -17,315,932)	2,915	1,732
Additional Paid-in Capital	5,805,131	979,189
Deficit Accumulated During the Exploration Stage	(1,515,012)	(657,374)

Total Stockholders' Equity	4,293,034	323,547

Total Liabilities and Stockholders' Equity	4,401,357	391,930

See condensed notes to the interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Statements of Operations
For the nine months and three months ended July 31, 2007 and July 31, 2006 and the Period from Inception (May 18, 1999) to July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	July 31,	July 31,	July 31,	July 31,
	inception	2007	2006	2007	2006
	$	$	$	$	$

Revenues	—	—	—	—	—

Operating Expenses

General and administration	678,370	613,707	—	410,889	—
Project expenses	872,675	279,964	—	211,831	—
Amortization	384	384	—	148	—

Total Operating Expenses	1,551,429	894,055	—	622,868	—

Loss from Operations	(1,551,429)	(894,055)	—	(622,868)	—

Other income-interest	36,417	36,417	—	30,878	—

Loss before Income Taxes	(1,515,012)	(857,638)	—	(591,990)	—

Provision for income taxes	—	—	—	—	—

Net Loss	(1,515,012)	(857,638)	—	(591,990)	—

Loss per share-Basic and Diluted		(0.04)	(0.00)	(0.02)	(0.00)

Weighted Average Common Shares Outstanding		21,643,368	7,605,932	27,887,780	7,605,932

See condensed notes to the interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Statements of Changes in Stockholders’ Equity
From Inception (May 18, 1999) to July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)
				Deficit
				Accumulated
	Common Stock		Additional	during the	Total
	Number		Paid-in	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity
		$	$	$

Common stock issued on inception	1		1		1
Common shares issued for nil consideration (note 5)	7,605,932	761	(761)	—	—
Cancelled shares	(1)	—	(1)		(1)
Contributed Services			8,743		8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004	—			(8,743)	(8,743)

Balance, October 31, 2004	7,605,932	761	7,982	(8,743)	—
Contributed Services			1,178		1,178
Net Loss	—			(1,178)	(1,178)
Balance October 31, 2005	7,605,932	761	9,160	(9,921)	—
Common shares issued for cash	4,710,000	471	470,529	—	471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500		500,000
Net Loss	—	—	—	(647,453)	(647,453)

Balance, October 31, 2006	17,315,932	1,732	979,189	(657,374)	$323,547

Common shares issued for cash	660,000	66	65,934		66,000
Common shares issued for cash	2,000,000	200	199,800		200,000
Common shares issued for cash	4,520,000	452	2,259,548		2,260,000
Stock subscriptions received			30,000		30,000
Stock Issuance cost			(72,800)		(72,800)
Common shares issued for stock subscriptions received	60,000	6	(6)		—
Common shares issued for cash	1,590,000	159	794,841		795,000
Common shares issued for services	3,000,000	300	1,499,700		1,500,000
Stock based compensation			92,675		92,675
Stock Issuance cost			(43,750)		(43,750)
Net Loss	—	—	—	(857,638)	(857,638)
Balance July 31, 2007	29,145,932	2,915	5,805,131	(1,515,012)	$4,293,034

See condensed notes to the interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Statements of Cash Flows
For the nine months ended July 31, 2007 and July 31, 2006
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)
	Cumulative
	Since	July 31,	July 31,
	Inception	2007	2006
Cash Flows from Operating Activities
Net Loss	(1,515,012)	(857,638)	—
Adjustment for:
Amortization	384	384	—
Stock based compensation	92,675	92,675
Expenses credited to Additional Paid-in Capital	9,921	—	—
Shares issued for mineral claims, as part of project expenses	500,000	—	—
Shares issued for services	1,500,000	1,500,000
Changes in non-cash working capital
Prepaid expenses	(1,567,044)	(1,555,225)	—
Accounts payable	96,322	37,952	—
Accrued liabilities for operating activities	12,001	1,988	—

Net cash used in operating activities	(870,753)	(779,864)	—

Cash Flows from Investing Activities
Short term investments	(900,002)	(900,002)
Acquisition of plant and equipment	(2,097)	(965)	—

Net cash used in investing activities	(902,099)	(900,967)	—

Cash Flows from Financing Activities
Issuance of common shares for cash	3,705,450	3,234,450	—

Net cash provided by financing activities	3,705,450	3,234,450	—

Net increase (decrease) in Cash and Cash equivalents	1,932,598	1,553,619	—
Cash- beginning of period	—	378,979	—

Cash - end of period	1,932,598	1,932,598	—

Supplemental Cash Flow Information
Interest paid	—	—	—
Income taxes paid	—	—	—

See condensed notes to the interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited financial statements for Pacific Copper Corp. (the “Company”) do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended October 31, 2007. Interim financial statements should be read in conjunction with the company’s annual audited financial statements.

2.	Exploration Stage Activities

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $857,638 for the nine month period ended July 31, 2007. At July 31, 2007, the Company had an accumulated deficit during the exploration stage of $1,515,012. The Company has funded operations through the issuance of capital stock. In September and October 2006, the Company issued its common stock for gross proceeds of $471,000. During the quarter ended January 31, 2007 the Company raised an additional $66,000. During the quarter ended April 30, 2007, the Company raised an additional $2,490,000. During the quarter ended July 31, 2007 the Company raised an additional $795,000. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

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

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method

		July 31, 2007		October 31, 2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	386	39	—	—
Computer equipment	1,711	345	1,132	—
	2,097	384	1,132	—

Net carrying amount		$1,713		$1,132

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

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

Quarter ended April 30, 2007

The Company issued 2,000,000 common shares through private placements for gross proceeds of $200,000. The private placement was undertaken entirely outside the United States pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) afforded by Regulation S promulgated under the Securities Act (“Regulation S”).

The Company, through private placements, issued 4,520,000 units at a price of $0.50 per unit. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.75 per share on or before April 30, 2009. The private placement was undertaken entirely outside the United States pursuant to Regulation S. The Company filed a registration statement covering the re-sale of the shares and shares underlying the warrants on August 3, 2007. The SEC made this registration statement effective on August 16, 2007.

The Company also received a subscription of $30,000 for 60,000 units at a price of $0.50 per unit through a private placement undertaken entirely outside the United States pursuant to an exemption under Regulation S. Each such unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.75 per share on or before April 30, 2009. The Company filed a registration statement covering the re-sale of the shares and shares underlying the warrants on August 3, 2007. The SEC made this registration statement effective on August 16, 2007.

The Company accrued share issuance expense of $72,800 as a finder’s fee for introductions to subscribers who purchased 2,080,000 units for a total investment of $1,040,000 in the above private placements. The Company subsequently paid this finder’s fee in cash and also issued to the finder a warrant to purchase 145,600 shares at $0.50 per share on or before April 30, 2009.

Quarter ended July 31, 2007

A private placement which commenced in the quarter ended April 30, 2007 (disclosed above) in the amount of $30,000 for 60,000 units at $0.50 per unit was fully closed in the quarter ended July 31, 2007. Each unit consists of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.75 per share on or before April 30, 2009.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

5.	Issuance of Common Shares-cont’d

The Company, through private placements, issued 1,590,000 units at $0.50 per unit. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.75 per share on or before April 30, 2009.

The Company paid a cash share issuance expense of $43,750 as a finder’s fee for introductions to subscribers purchasing 1,250,000 units for a total investment of $625,000 in the above private placements. The Company also issued to the finder a warrant to purchase 87,500 shares at $0.50 per share on or before April 30, 2009.

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation. The Company will pay Sweetwater $4,000.00 per month plus 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The said 1,000,000 shares of restricted common stock of the Company were tendered in one certificate on June 1, 2007. The consultant must return any unearned shares upon early termination of the agreement.

On June 1, 2007, the Company entered into a consulting agreement with Greatrek Trust SA (“Greatrek”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company will pay Greatrek 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007. The consultant must return any unearned shares upon early termination of the agreement.

On June 1, 2007, the Company entered into a consulting agreement with Scharfe Holdings Inc. (“Scharfe”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company will pay Scharfe 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007. The consultant must return any unearned shares upon early termination of the agreement.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

6.	Stock based compensation

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

During the quarter ended July 31, 2007, the Board granted the following stock options:

a)	On May 14, 2007, stock options to purchase 250,000 common shares at an exercise price of $0.50/per share, were issued to five Officers/ Directors of the Company.

b)	On May 14, 2007, stock options to purchase 50,000 common shares at a price of $0.50 per share were issued to two consultants.

c)	On May 14, 2007, stock options to purchase 100,000 common shares at a price of $0.50 per share were issued to a consultant.

The above options described in (a), (b) and (c) were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. Should any of the above parties leave their position or be discharged from the Company, no further vesting will take place as of the date they leave or are discharged. All of the options granted were for a term of 5 years.

d)
On May 14, 2007, stock options to purchase 100,000 common shares at an exercise price of $0.50 per share were issued to two directors of the Company and a former chief financial officer of the Company. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

6.	Stock based compensation-cont’d

e)
On July 20, 2007, stock options to purchase 100,000 common shares at a price of $0.50 per share were issued to a consultant. The options granted shall vest at the rate of 50,000 options on July 20, 2008 and the balance of  50,000 options on July 20, 2009. The options granted were for a term of 5 years.

f)	On July 20, 2007, stock options to purchase 150,000 common shares at an exercise price of $0.50 per share were issued to a director.

The options referred to in f) were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

The Company has adopted SFAS123 (Revised) commencing July 1, 2005.

The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain assumptions, including expected terms, expected volatility, expected dividends and risk-free interest rate to calculate the fair value of stock-based payment awards. The assumptions used in calculating the fair value of stock option awards involve inherent uncertainties and the application of management judgment. As the Company is new and had no data for historic volatility, the estimated volatility was determined by comparing the volatility of similar Companies within the industry sector.

The expected term calculation is based upon the expected term the option is to be held,  which is the full term of the option. The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock and we have no present intention to pay cash dividends. The expected forfeiture rate of 0% is based on the vesting of stock options in a short period of time.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

6.	Stock based compensation-cont’d

For the quarter ended July 31, 2007, the Company has recognized in its financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	14-May	20-July
	2007	2007	Total

Risk free rate	4.5%	4.5%
Volatility factor	50%	50%
Expected dividends	0%	0%
Forfeiture rate	0%	0%
Expected life	5 years	5 years
Exercise price	$0.50	$0.50
Total number of options granted	1,750,000	250,000	2,000,000
Grant date fair value	$0.24	$0.24
Stock-based compensation cost expensed during the quarter ended July 31, 2007	$91,094	$1,581	$92,675
Unexpended Stock -based compensation cost deferred over the vesting period	$329,784	$58,544	$388,328

As of July 31, 2007 there was $388,328 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine month period ended July 31, 2007 and July 31, 2006 was $92,675 and $nil respectively.

7.	Commitments and Contingencies

The Company has entered into a one year renewable contract with Medallion Capital Corp., a private company owned by an officer of the Company, for consulting services commencing September 1, 2006, at a rate of $7,500 per month plus reimbursement of expenses incurred with respect to the operation of the administration of the Corporation.

On June 4, 2007, the Company executed an agreement with a drilling company to complete a minimum of 5,000 feet of diamond drilling during the 2007 field season on the Company’s Mazama Project located in Okanagan County, Washington State, USA.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

7.	Commitments and Contingencies-cont’d

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation. The Company will pay Sweetwater $4,000.00 per month plus 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The said 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007. The consultant must return any unearned shares upon early termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon sixty (60) days written notice to the other provided that the Company may not give notice of cancellation before January 1, 2008.

On June 1, 2007, the Company entered into a consulting agreement with Greatrek Trust SA (“Greatrek”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company will pay Greatrek 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007. The consultant must return any unearned shares upon early termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon thirty (30) days written notice to the other provided that the Company may not give notice of cancellation before September 1, 2007.

On June 1, 2007, the Company entered into a consulting agreement with Scharfe Holdings Inc. (“Scharfe”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company will pay Scharfe 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007. The consultant must return any unearned shares upon early termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon thirty (30) days written notice to the other provided that the Company may not give notice of cancellation before September 1, 2007.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

7.	Commitments and Contingencies-cont’d

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 (the “Peru Agreement”) with David Hackman, a director of the Company, on behalf of a corporation to be formed in Peru which, prior to closing, will own certain mineral claims located in Peru. The corporation to be formed in Peru is referred to herein as “Peru Co.” On August 13, 2007, the Peru Agreement was amended and restated to reflect the legal formation of Peru Co. pursuant to the laws of Peru as Pacific Copper Peru SRL., a Peruvian limited liability partnership and to extend the closing date of the Peru Agreement. The parties now contemplate that the closing of the Peru Agreement shall occur no later than November of 2007. Pacific Copper will acquire 99% of the partnership interests of Peru Co. in exchange for 4,850,000 common shares (the Peru Exchange Shares) of Pacific Copper. Peru Co. would then become a subsidiary of Pacific Copper. One percent (1%) of the partnership interests of Peru Co. will be retained by Donald Stiles in order to satisfy the requirement under Peruvian law that the limited liability partnership has at least two members. Peru Co. will be required to appoint at least one manager who is a Peruvian citizen. This condition will be satisfied by the appointment of Donald Stiles. Under the terms of the amended and restated agreement the Company is no longer required to register the Exchange Shares and there will not be a Lock Up agreement as referred to in the original agreement. The Peru Exchange Shares will be issued pursuant to an exemption from registration under the Securities Act and will be restricted upon issuance. Upon execution of the original Peru Agreement, the Company paid $25,000 to cover expenses relating to formation of Peru Co. and consummation of the Peru Agreement which has been expensed to General and Administration expense.

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 (the “Chile Agreement”) with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, will own certain mineral claims located in Chile. The corporation to be formed in Chile is referred to herein as “Chile Co.” On August 13, 2007, the Chile Agreement was amended and restated to reflect the legal formation of Chile Co. pursuant to the laws of Chile as Sociedad Pacific Copper Chile Limitada, a Chile a limited liability partnership and to extend the closing date of the Chile Agreement. The parties now contemplate that the closing of the Chile Agreement shall occur no later than November of 2007. Pacific Copper will acquire 99% of the partnership interests of Chile Co. in exchange for 4,850,000 common shares (the Chile Exchange Shares) of Pacific Copper. Chile Co. would then become a subsidiary of Pacific Copper. One percent (1%) of the partnership interests of Chile Co. will be retained by Eduardo Esteffan in order to satisfy the requirement under Chilean law that the limited liability partnership have at least two members. Chile Co. will be required to appoint at least one manager who is a Peruvian citizen. This condition will be satisfied by the appointment of Eduardo Esteffan. Under the terms of the amended and restated agreement the Company is no longer required to register the Chile Exchange Shares and there will not be a Lock Up agreement as referred to in the original agreement. The Chile Exchange Shares will be issued pursuant to an exemption from registration under the Securities Act and will be restricted upon issuance. Upon execution of the Chile Agreement, the Company paid $25,000 to cover expenses relating to formation of Chile Co. and consummation of the Chile Agreement which has been expensed to General and Administration expense.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

8.	Related Party Transactions

Related party transactions not otherwise disclosed in these financial statements are as follows. During the nine-month and three-month periods ended July 31, 2007, the Company paid $67,500 and $22,500 respectively to Medallion Capital Corp., a private corporation owned by an officer of the Company for consulting services (refer to note 7).

9.	Prepaid expenses and other receivables

Prepaid and other expenses includes a loan of $200,000 to a South American company, which is secured by a promissory note to carry out a drilling program on property to be acquired by the Company through the acquisition of the Peru Co. When the purchase of Peru Co is completed the note may be retired with presentment of invoices for the drilling to the Company and if the purchase of Peru Co is not completed than the promissory note will be repayable in cash.

Prepaid and other expenses include the issuance of 1,000,000 restricted common shares each to three consultants, for a total of 3,000,000 common shares valued at $1,500,000. The Company expensed proportionate consulting expenses of $200,001 and the balance of $1,299,999 is reflected as prepaid and other expenses in the balance sheet.

10.	Subsequent events

The Company accepted the resignation of Todd Montgomery as President and Chief Executive Officer on August 3, 2007. There were no disagreements between the Company and Mr. Montgomery with respect to the Company’s operations, policies or practices. The Board agreed that the termination date of Todd Montgomery’s 250,000 options be extended for the full 5 year term as originally granted and not terminated because of his resignation. Andrew A. Brodkey became President and CEO of the Company as of August 3, 2007, and was appointed to fill a vacancy on the Board of Directors and made Chairman of the Board as of August 9, 2007.

On August 9, the Company and Andrew A. Brodkey executed an employment agreement pursuant to which the Company has retained Mr. Brodkey as President and Chief Executive Officer. The Employment Agreement has a two-year term commencing on August 1, 2007, unless terminated earlier pursuant to the terms of the Employment Agreement. Mr. Brodkey’s base salary is $132,000 per year. Mr. Brodkey also received 1,700,000 incentive options to purchase shares of the Company’s common stock at $0.50 per share. Such stock options have a term of five years commencing on August 1, 2007, and vest as follows: 200,000 options vested as of August 1, 2007 and the balance will vest at the rate of 66,666 options per month commencing on January 1, 2008. Upon certain events of termination Mr. Brodkey would be entitled to a maximum of one year’s salary as a severance payment. Under the employment agreement, Mr. Brodkey is permitted to pursue other business opportunities.

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah")for the performance of certain administrative and management services.  The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice. Under the Kriyah Agreement, Kriyah received an initial payment of $57,503.77 and will receive payments of $4000.00 each month thereafter. Upon execution of the Kriyah Agreement, the Company issued to Kriyah 1,000,000 common share purchase warrants where each warrant is exercisable into one common share of the Company at the price of $0.60 until August 22, 2012. The warrants will vest beginning on August 22, 2007 over a period of two years at the rate of 250,000 Warrants every 6 months. In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for Kriyah’s office lease in Tucson, Arizona. The Company’s maximum obligation under the lease guarantee, as of the date of this report, would be $394,593.92 in the event of a lease default with full acceleration of rent. Kriyah’s manager, Andrew A. Brodkey, is also the President and CEO of the Company.

The Company accepted the resignation of Brent Walter as a Director on August 3, 2007. There were no disagreements between the Company and Mr. Walter with respect to the Company’s operations, policies or practices. The Board agreed that the termination of Brent Walter’s 100,000 options be extended for the full 5 year term as originally granted and not terminated because of his resignation. The Company appointed David Hackman, Harold Gardner and George Orr to fill vacancies on the Board of Directors as of August 9, 2007.

On April 30, 2007, Mr. Orr resigned as the Chief Financial Officer of the Company and subsequently accepted appointment to fill a vacancy on its board of directors on August 9, 2007. There were no disagreements between the Company and Mr. Orr with respect to the Company’s operations, policies or practices. Mr. Orr’s options were extended for the full five-year term as originally granted and not terminated because of his resignation.

Amendment to Share Exchange Agreement with Sociedad Pacific Copper Chile Limitada

On April 19, 2007, the Company entered into a share exchange agreement (the “Chile Agreement”) with Harold Gardner on behalf of an entity to be formed in Chile (“Chile Co.”), as announced in a report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on April 25, 2007. On August 13, 2007, the Chile Agreement was amended and restated to reflect the legal formation of Chile Co. pursuant to the laws of Chile as Sociedad Pacific Copper Chile Limitada, a Chile an limited liability partnership and to extend the closing date of the Chile Agreement. The parties now contemplate that the closing of the Chile Agreement shall occur no later than November of 2007. Pacific Copper will acquire 99% of the partnership interests of Chile Co. in exchange for 4,850,000 common shares (the Chile Exchange Shares) of Pacific Copper. Chile Co. would then become a subsidiary of Pacific Copper. One percent (1%) of the partnership interests of Chile Co. will be retained by Eduardo Esteffan in order to satisfy the requirement under Chilean law that the limited liability partnership has at least two members. Chile Co. will be required to appoint at least one manager who is a Peruvian citizen. This condition will be satisfied by the appointment of Eduardo Esteffan. Under the terms of the amended and restated agreement the Company is no longer required to register the Chile Exchange Shares and there will not be a Lock Up agreement as referred to in the original agreement. The Chile Exchange Shares will be issued pursuant to an exemption from registration under the Securities Act, and will be restricted upon issuance.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

10.	Subsequent events-cont’d

Amendment to Share Exchange Agreement with Pacific Copper Peru SRL

On April 19, 2007, the Company entered into a share exchange agreement (the “Peru Agreement”) with David Hackman on behalf of an entity to be formed in Peru (“Peru Co.”), as announced in a report on Form 8-K filed with the SEC on April 25, 2007. On August 13, 2007, the Peru Agreement was amended and restated to reflect the legal formation of Peru Co. pursuant to the laws of Peru as Pacific Copper Peru SRL., a Peruvian limited liability partnership and to extend the closing date of the Peru Agreement. The parties now contemplate that the closing of the Peru Agreement shall occur no later than November of 2007. Pacific Copper will acquire 99% of the partnership interests of Peru Co. in exchange for 4,850,000 common shares (the Peru Exchange Shares) of Pacific Copper. Peru Co. would then become a subsidiary of Pacific Copper. One percent (1%) of the partnership interests of Peru Co. will be retained by Donald Stiles in order to satisfy the requirement under Peruvian law that the limited liability partnership have at least two members. Peru Co. will be required to appoint at least one manager who is a Peruvian citizen. This condition will be satisfied by the appointment of Donald Stiles. Under the terms of the amended and restated agreement the Company is no longer required to register the Exchange Shares and there will not be a Lock Up agreement as referred to in the original agreement. The Peru Exchange Shares will be issued pursuant to an exemption from registration under the Securities Act, and will be restricted upon issuance.

Agreement with Kriyah Consultants LLC

The Company entered into an agreement with Kriyah Consultants LLC ("Kriyah"), dated as of August 22, 2007, for the performance of certain administrative and management services.  The Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Agreement upon 60 days prior written notice. Under the Agreement, Kriyah received an initial payment of $57,503.77 to cover the Company’s share of Kriyah’s startup expenses. Kriyah will receive payments of $4000.00 each month thereafter as management fees, and the Company will reimburse Kriyah for an allocated portion of Kriyah’s overhead expenses.  Upon execution of the Agreement, the Company issued Kriyah 1,000,000 common share purchase warrants, where each warrant is exercisable into one common share of the Company at the price of $0.60 until August 22, 2012. The warrants will vest beginning on August 22, 2007 over a period of two years at the rate of 250,000 warrants every 6 months. In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for Kriyah’s office lease in Tucson, Arizona. The Company’s maximum obligation under the lease guarantee, as of the date of this report, would be $394,593.92 in the event of a lease default with full acceleration of rent. Kriyah’s Manager, Andrew Brodkey, is also President and CEO of the Company.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

10.	Subsequent events-cont’d

On August 9, 2007, the Board granted stock options to two Directors to purchase 250,000 common shares at an exercise price of $0.51 per share and stock options to one director to purchase 150,000 common shares at an exercise price of $0.51 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

On August 2, 2007, the Company advanced another loan of $200,000 to the South American company, which is secured by a promissory note to carry out a drilling program on property to be acquired by the Company through the acquisition of the Peru Co. When the purchase of Peru Co is completed the note may be retired by the presentment of invoices for the drilling and if the purchase of Peru Co is not completed than the promissory note will be repayable in cash.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE AND NINE MONTH PERIOD ENDED JULY 31, 2007

Discussion of Operations & Financial Condition
Three and Nine month period ended July 31, 2007

Pacific Copper Corp. has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at July 31, 2007, we had accumulated losses of $1,515,012. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the nine-month period ended July 31, 2007 has been its effort to raise additional capital to pursue further acquisitions and carry out exploration activities. During the year ended October 31, 2006, the Company was successful in acquiring 100% rights, title and interests in certain mineral claims located in the county of Okanogan, State of Washington, known as the Mazama Project. Historical records indicate a substantial copper resource on these claims and the Company is currently carrying out exploration to verify the historical results.

The Company has entered into agreements to acquire subsidiaries in both Chile and Peru, each of which holds mineral claims with the potential for development of copper resources. The Company has established exploration programs to be carried out in both countries and will proceed with these programs as soon as possible.

SELECTED INFORMATION

	Three months ended	Three months ended
	July 31, 2007	July 31, 2006

Revenues	$Nil	$Nil
Net Loss	$591,990	$Nil
Loss per share-basic and diluted	$ (0.02)	$ (0.00)

	Nine months ended	Nine months ended
	July 31, 2007	July 31, 2006

Revenues	$Nil	$Nil
Net Loss	$857,638	$Nil
Loss per share-basic and diluted	$ (0.04)	$ (0.00)

	As at	As at
	July 31, 2007	October 31, 2006

Total Assets	$4,401,357	$391,930
Total Liabilities	$108,323	$68,383
Cash dividends declared per share	Nil	Nil

The total assets for the nine month period ended July 31, 2007 includes cash and cash equivalents for $1,932,598, prepaid expenses for $1,567,044, short term investments for $900,002 and capital assets for $1,713. For the year ended October 31, 2006, total assets include cash and cash equivalents for $378,979, prepaid expenses for $11,819, and capital assets for $1,132. The current assets increased significantly from $390,798 on October 31, 2006 to $4,399,644 on July 31, 2007. The increase in current assets arose as the company received funds on the issue of common shares for a total gross cash consideration of $3,351,000 during the nine month period ended July 31, 2007 and the increase in prepaid from $11,819 to $1,567,044. Prepaid and other expenses for the period ended July 31, 2007 include the issuance of 1,000,000 restricted common shares each to three consultants, for a total of 3,000,000 common shares valued at $1,500,000. The Company expensed proportionate consulting expenses of $200,001 and the balance of $1,299,999 is reflected as prepaid and other expenses in the balance sheet.

Revenues

No revenue was generated by the Company’s operations during the three month and nine month period ended July 31, 2007 and July 31, 2006.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three month period ended July 31, 2007 is general and administrative expense of $410,889, as compared with $Nil for the three month period ended July 31, 2006. During the nine month period ended July 31, 2007, the general and administrative expense was $613,707 as compared to $Nil for the nine month period ended July 31, 2006. General and administrative expense represents approximately 66% of the total operating expense for the three month period ended July 31, 2007 and approximately 68.6% of the total operating expense for the nine month period ended July 31, 2007. The increase in this expense is mainly due to the professional, consulting, office and general and other miscellaneous costs incurred during the three and nine month period ended July 31, 2007. The Company incurred an additional incorporation and establishment expense of $50,000 during the nine month period ended July 31, 2007, being non-refundable deposits paid to commence the process of establishing subsidiaries in Peru and Chile. The Company also expensed $200,001 in consulting fees for engaging three consultants on June 1, 2007. The Company further expensed stock based compensation for $92,675 during the three month period ended July 31, 2007.

(b) Project Expense

Included in operating expenses for the three month period ended July 31, 2007 is project expenses of $211,831 as compared with $nil for the three month period ended July 31, 2006. During the nine month period ended July 31, 2007, the project expense was $279,964 as compared with $Nil for the nine month period ended July 31, 2006. Project expense represents approximately 31.3% of the total operating expense for the nine month period ended July 31, 2007. This includes expenses related to mineral claim fees, drilling and project consulting.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand for the nine month period:

	July 31, 2007	July 31, 2006

Cash and cash equivalent	$1,932,598	$nil
Working capital	$4,291,321	$nil
Cash used in operating activities	$(779,864)	$nil
Cash used in investing activities	$(900,967)	$nil
Cash provided by financing activities	$3,234,450	$nil

As at July 31, 2007 the Company had working capital of $4,291,321. During the nine month period ended July 31, 2007 the Company raised $3,351,000 (gross) by issuing common shares for cash and invested $965 in acquisition of plant and equipment and also invested $900,002 in short term investments.

The Capital assets as on July 31, 2007 are $1,713.

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

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of July 31, 2007.

Contractual Obligations and Commercial Commitments

The Company has entered into a one year renewal contract with Medallion Capital Corp. for consulting services commencing September 1, 2006, at a rate of $7,500 per month plus reimbursement of expenses incurred with respect to the operation of the administration of the Corporation. On June 4, 2007, the Company executed an agreement with a drilling company to complete a minimum of 5,000 feet of diamond drilling during the 2007 field season on the Company’s Mazama Project located in Okanagan County, Washington State, USA.

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation. The Company will pay Sweetwater $4,000.00 per month plus 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The said 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007. The consultant must return any unearned shares upon early termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon sixty (60) days written notice to the other provided that the Company may not give notice of cancellation before January 1, 2008.

On June 1, 2007, the Company entered into a consulting agreement with Greatrek Trust SA (“Greatrek”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company will pay Greatrek 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007. The consultant must return any unearned shares upon early termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon thirty (30) days written notice to the other provided that the Company may not give notice of cancellation before September 1, 2007.

On June 1, 2007, the Company entered into a consulting agreement with Scharfe Holdings Inc. (“Scharfe”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company will pay Scharfe 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007. The consultant must return any unearned shares upon early termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon thirty (30) days written notice to the other provided that the Company may not give notice of cancellation before September 1, 2007.

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 (the “Peru Agreement”) with David Hackman on behalf of a corporation to be formed in Peru which, prior to closing, will own certain mineral claims located in Peru. The corporation to be formed in Peru is referred to herein as “Peru Co.” On August 13, 2007, the Peru Agreement was amended and restated to reflect the legal formation of Peru Co. pursuant to the laws of Peru as Pacific Copper Peru SRL., a Peruvian limited liability partnership and to extend the closing date of the Peru Agreement. The parties now contemplate that the closing of the Peru Agreement shall occur no later than November of 2007. Pacific Copper will acquire 99% of the partnership interests of Peru Co. in exchange for 4,850,000 common shares (the Peru Exchange Shares) of Pacific Copper. Peru Co. would then become a subsidiary of Pacific Copper. One percent (1%) of the partnership interests of Peru Co. will be retained by Donald Stiles in order to satisfy the requirement under Peruvian law that the limited liability partnership have at least two members. Peru Co. will be required to appoint at least one manager who is a Peruvian citizen. This condition will be satisfied by the appointment of Donald Stiles. Under the terms of the amended and restated agreement the Company is no longer required to register the Exchange Shares and there will not be a Lock Up agreement as referred to in the original agreement. The Peru Exchange Shares will be issued pursuant to an exemption from registration under the Securities Act and will be restricted upon issuance. Upon execution of the original Peru Agreement, the Company paid $25,000 to cover expenses relating to formation of Peru Co. and consummation of the Peru Agreement which has been expensed to General and Administration expense.

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 (the “Chile Agreement”) with Harold Gardner on behalf of a corporation to be formed in Chile which, prior to closing, will own certain mineral claims located in Chile. The corporation to be formed in Chile is referred to herein as “Chile Co.” On August 13, 2007, the Chile Agreement was amended and restated to reflect the legal formation of Chile Co. pursuant to the laws of Chile as Sociedad Pacific Copper Chile Limitada, a Chile an limited liability partnership and to extend the closing date of the Chile Agreement. The parties now contemplate that the closing of the Chile Agreement shall occur no later than November of 2007. Pacific Copper will acquire 99% of the partnership interests of Chile Co. in exchange for 4,850,000 common shares (the Chile Exchange Shares) of Pacific Copper. Chile Co. would then become a subsidiary of Pacific Copper. One percent (1%) of the partnership interests of Chile Co. will be retained by Eduardo Esteffan in order to satisfy the requirement under Chilean law that the limited liability partnership have at least two members. Chile Co. will be required to appoint at least one manager who is a Peruvian citizen. This condition will be satisfied by the appointment of Eduardo Esteffan. Under the terms of the amended and restated agreement the Company is no longer required to register the Chile Exchange Shares and there will not be a Lock Up agreement as referred to in the original agreement. The Chile Exchange Shares will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Act”), and will be restricted upon issuance. Upon execution of the Chile Agreement, the Company paid $25,000 to cover expenses relating to formation of Chile Co. and consummation of the Chile Agreement which has been expensed to General and Administration expense.

On August 9, the Company and Andrew A. Brodkey executed an employment agreement pursuant to which the Company has retained Mr. Brodkey as President and Chief Executive Officer. The Employment Agreement has a two-year term commencing on August 1, 2007, unless terminated earlier pursuant to the terms of the Employment Agreement. Mr. Brodkey’s base salary is $132,000 per year. Mr. Brodkey also received 1,700,000 incentive options to purchase shares of the Company’s common stock at $0.50 per share. Such stock options have a term of five years commencing on August 1, 2007, and vest as follows: 200,000 options vested as of August 1, 2007 and the balance will vest at the rate of 66,666 options per month commencing on January 1, 2008. Upon certain events of termination Mr. Brodkey would be entitled to a maximum of one year’s salary as a severance payment. Under the employment agreement, Mr. Brodkey is permitted to pursue other business opportunities.

The Company entered into an agreement with Kriyah Consultants LLC ("Kriyah"), dated as of August 22, 2007, for the performance of certain administrative and management services.  The Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Agreement upon 60 days prior written notice. Under the Agreement, Kriyah received an initial payment of $57,503.77 to cover the Company’s share of Kriyah’s startup expenses. Kriyah will receive payments of $4000.00 each month thereafter as management fees, and the Company will reimburse Kriyah for an allocated portion of Kriyah’s overhead expenses.  Upon execution of the Agreement, the Company issued Kriyah 1,000,000 common share purchase warrants where each warrant is exercisable into one common share of the Company at the price of $0.60 until August 22, 2012. The warrants will vest beginning on August 22, 2007 over a period of two years at the rate of 250,000 warrants every 6 months. In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for Kriyah’s office lease in Tucson, Arizona. The Company’s maximum obligation under the lease guarantee, as of the date of this report, would be $394,593.92 in the event of a lease default with full acceleration of rent. Kriyah’s Manager, Andrew Brodkey, is also President and CEO of the Company.

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

Currently, the Company has no source of revenue, limited working capital and no commitments to obtain additional financing. The Company will require significant additional working capital to carry out its exploration programs. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	further exploration of our mineral properties and the successful results of that exploration;

-	raising the capital necessary to conduct this and further exploration; and

-
raising capital to develop our mineral properties, establish a mining operation, and operating in a profitable manner, if any of these activities are warranted by the results of our exploration programs and a feasibility study.

Because the Company has no operating revenue, it expects to incur operating losses in future periods as it continues to spend funds to explore its mineral properties. Failure to raise the necessary capital to continue exploration could cause the Company to go out of business.

2.	IF THE COMPANY DEVELOPS MINERAL RESOURCES, THERE IS NO GUARANTEE THAT PRODUCTION WILL BE PROFITABLE.

Even if the Company finds mineral resources and develops reserves, there is no assurance that it will be able to mine them or that a mining operation would be profitable on any of its properties.

3.	THE COMPANY IS HIGHLY DEPENDENT UPON ITS OFFICERS AND DIRECTORS. BECAUSE OF THEIR INVOLVEMENT WITH OTHER EXPLORATION MINING COMPANIES THEY MAY HAVE POTENTIAL CONFLICTS OF INTEREST.

None of the Company’s officers or directors works for the Company on a full-time basis. Under his employment agreement, our President and CEO is permitted to pursue other business activities. There are no proposals or definitive arrangements to engage other officers or directors on a full-time basis. Some of our officers, directors and our President and CEO are officers or directors of other companies in the exploration mining industry. Such business activities may raise potential conflicts from time to time because these individuals must continually make decisions on how much of their time they will allocate to the Company as against their other business projects.. Also, the Company has no key man life insurance policy on any of its senior management or directors. The loss of one or more of these officers or directors could adversely affect the ability of the Company to carry on business.

4.	THE COMPANY COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

The Company could face delays in obtaining permits to operate on its properties. Such delays could jeopardize financing, if any is available, which could result in having to delay or abandon work on some or all of the mineral properties.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

On April 30, 2007, the Company completed a private placement of 4,580,000 units at a price of $0.50 per unit. Each unit entitles the holder thereof to one share of the Company’s common stock and one-half of a common share purchase warrant. Each full common share purchase warrant is exercisable for one common share of Pacific Copper at a price of $0.75 per share on or before April 30, 2009. The Company paid agents $72,800 and issued warrants to purchase 145,600 common shares at $0.50 per share on or before April 30, 2009 as finder’s fees. The private placement was exempt from registration under the Securities Act pursuant to Regulation S.

The Company, through private placements, also in the month of May 2007, issued 1,590,000 units at $0.50 per unit during the quarter ended July 31, 2007. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.75 per share on or before April 30, 2009. The Company paid in cash share issuance expense of $43,750 as a finder’s fee for introductions to subscribers purchasing 1,250,000 units for a total investment of $625,000 in the above private placements. The Company also issued to the finder a warrant to purchase 87,500 shares at $0.50 per share on or before April 30, 2009.

The shares issued in April and May of 2007 are subject to a lock-up agreement that limits the number of shares that may be re-sold within specified time frames. One-third of the shares held by a selling shareholder may be resold on August 16, 2007 (the “effective date”), one-third may be re-sold 90 days from the effective date and one-third may be re-sold 180 days from the effective date.

On June 1, 2007 the Company entered into an agreement with Sweetwater Capital Corporation (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development, including consultation regarding mergers and acquisitions, and general business consultation. The Company will pay Sweetwater $4,000.00 per month plus 1,000,000 restricted shares that will be earned in equal installments of 250,000 shares on each of December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The consultant must return any unearned shares in the event of an early termination of the agreement.

On June 1, 2007 the Company entered into a consulting agreement with Greatrek Trust SA (“Greatrek”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company will pay Greatrek 1,000,000 restricted shares that will be earned in equal installments of 250,000 shares on each of December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The consultant must return any unearned shares in the event of an early termination of the agreement.

On June 1, 2007 the Company entered into a consulting agreement with Scharfe Holdings Inc. (“Scharfe”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company will pay Scharfe 1,000,000 restricted shares that will be earned in equal installments of 250,000 shares on each of December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The consultant must return any unearned shares in the event of an early termination of the agreement.

Each of Sweetwater, Greatrek and Scharfe are non-U.S. Persons. Sweetwater and Scharfe are Canadian entities doing business in North America. Greatrek is based in Liechtenstein and doing business in Europe. The shares issued under the foregoing agreements were exempt from registration under the Securities Act pursuant to Regulation S promulgated under the Securities Act.

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

Dated:  September 12, 2007
/s/ Stafford Kelley

Secretary