Form 10KSB
period 2007-10-31
Pacific Copper Corp.
filed 2008-01-25
CIK 1387522

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year October 31, 2007, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-52495

PACIFIC COPPER CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0504006
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Head Office: 3430 E. Sunrise Dr., Ste 160, Tucson, AZ 85718
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (520) 989-0021; FAX (520) 623-3326

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES ☐    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of October 31, 2007
Common Shares $ .0001 par value	29,145,932

Transitional Small Business Disclosure Format
YES ☐    NO ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐

The issuer had no revenue in the year ended October 31, 2007.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of October 31, 2007 was approximately $10,720.384.50 based upon a share valuation of $0.50 per share. This share valuation is based upon the 10-day trailing average price of the Company’s shares as of October 31, 2007. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of October 31, 2007, 29,145,932 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure Yes ☐ No ☒

iii

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about our explorations, development, efforts to raise capital, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission.  Any statements about our business, financial results, financial condition, mineralization estimates, drilling results and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements.  Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1, “Description of Business,” and elsewhere in this report.  We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

Item 1.   Description of Business.

Our name is Pacific Copper Corp. and we sometimes refer to ourselves in this Annual Report as “Pacific Copper”, the “Company” or as “we,” “our,” or “us.” We are an exploration stage mining company. Our objective is to explore and, if warranted, develop our 198 mineral claims located in Okanogan County, Washington, and certain mineral claims located in Chile and Peru, as more fully described herein. Our head office is at 3430 E. Sunrise Dr., Ste 160, Tucson, Arizona 85718. Our telephone number is (520) 989-0021. Our fax number is (520) 623-3326.

RISK FACTORS

1.	THE COMPANY HAS NO SOURCE OF OPERATING REVENUE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF IT IS ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

Currently, the Company has no source of revenue, and no commitments to obtain additional financing. The Company will require significant additional working capital to carry out its exploration programs. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:
• further exploration of our properties and the results of that exploration;
• raising the capital necessary to conduct this exploration; and
• raising capital to develop our properties.

Because the Company has no operating revenue, it expects to incur operating losses in future periods as it continues to spend funds to explore its properties. Failure to raise the necessary capital to continue exploration could cause the Company to go out of business.

2.	THE COMPANY IS HIGHLY DEPENDENT UPON ITS OFFICERS AND DIRECTORS. BECAUSE OF THEIR INVOLVEMENT IN OTHER SIMILAR BUSINESSES WHICH MAY BE COMPETITORS, THEY MAY HAVE A CONFLICT OF INTEREST.

None of the Company’s officers or directors works for the Company on a full-time basis. The Company’s President and Chief Executive Officer, Andrew Brodkey, is also involved in the management of other exploration stage mining companies and, by the terms of his employment agreement with the Company, is permitted to participate in other mining related businesses. Some of our directors are officers or directors of other companies in similar exploration businesses. Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to the Company as against their other business projects, which may be competitive. Also, the Company has no key man life insurance policy on any of its senior management or directors. The loss of one or more of these officers or directors could adversely affect the ability of the Company to carry on business.

3.	THE COMPANY COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

The Company could face delays in obtaining permits to explore on the properties covered by our claims. Such delays could jeopardize financing, if any is available, which could result in having to delay or abandon work on some or all of the properties.

4.	THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

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

5.	RISKS ASSOCIATED WITH PROPERTIES IN SOUTH AMERICA

The Company is currently pursuing investments and exploration projects in Chile and Peru. These investments and projects, as well as any other investments or projects made or undertaken in the future in other developing nations, are subject to the risks normally associated with conducting business in such countries, including labor disputes and uncertain political and economic environments, as well as risks of disturbances or other risks which may limit or disrupt the projects, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation laws or policies, foreign taxation, limitations on ownership and on repatriation of earnings, and foreign exchange controls and currency fluctuations. Foreign investments may also be adversely affected by changes in United States laws and regulations relating to foreign trade, investment and taxation. If the Company’s operations in a particular foreign country were halted, delayed or interfered with, the Company’s business could be adversely affected.

Item 2. Description of Property

Property Location and Description

Our mineral claims are located in Okanogan County, Washington State (which we refer to herein collectively as the “Mazama Claims”). Subsequent to the period covered by this report, we acquired Pacific Copper Chile Limitada, a Chilean limited liability partnership, holding claims in the Carrizal, Cerro Blanco and Carrera Pinto mining districts of Chile (the “Chile Claims”). We have also acquired Pacific Copper Peru SRL, a Peruvian limited liability partnership that is completing the acquisition of claims in the Medalla Milagrosa district of Peru (the “Peru Claims”). There is no assurance that commercially viable mineralized material exist on any of our mineral claims and further exploration will be required before a final evaluation as to economic feasibility is determined. Currently, the Mazama Claims are our only material asset. We do not consider the Chile Claims or the Peru Claims material at this time.

PROPERTIES

Please note that the Glossary at the end of this Section contains definitions for certain geological and other specialized terms used in this section. Where appropriate, these definitions have been incorporated in the text of this section.

MAZAMA CLAIMS

Property Location and Description

We refer to our claims described in this section, collectively as the “Mazama Claims.” The Mazama Claims are located in the County of Okanogan, Washington State in the Methow Valley of north-central Washington, 110 miles northeast of Seattle and 13 miles northwest of Winthrop. The surface area of the Mazama Claims is about 1,200 feet above the Methow Valley floor. Access is by well maintained paved and gravel roads from Highway 20.

Beginning in 1963, seven companies successively explored the area containing the Mazama Claims for copper, molybdenum, and gold mineralization. Mineralization occurs in and around the Fawn Peak complex of the Mazama Claims area. The highest copper grades occur in a well fractured block of intrusive and adjacent volcanic rock. Two peripheral mineral veins abutting the copper deposit were explored or mined in the early nineteen hundreds. Our information about this early exploration is from publicly available records.

The Mazama Claims, which are US federal unpatented mining claims located under the General Mining Law of 1872, are listed below:

Claim Name	Claim Number	BLM Number

FAWN 1 - 36	3095085 - 3095120	ORMC 160162 -160197

CU 1 - 42	3095121 - 3095162	ORMC 160120 - 160161

In addition, we recently staked an additional one hundred and twenty unpatented mining claims that are contiguous to the above claims. The staked Claims are listed below:

Claim Name	Claim Number	BLM Number

PACIFIC 1 - 36	3111416 - 3111459	ORMC 161079 - 161114

PACIFIC 37 - 120	3125001 - 3125084	ORMC 162304 - 162387

We have a total of 198 claims at this site.

Property Acquisition Agreement

The Company entered into an Asset Purchase Agreement with Multi Metals Mining Corp. (“Multi-Metals”) and certain individuals (the “Asset Purchase Agreement”) as of September 15, 2006 for the purchase of a 100% interest in the Mazama Claims then held by Multi Metals. The rights in the Mazama Claims were conveyed by Multi Metals, as record holder of the Claims in trust for the benefit of individuals who also were parties to the Asset Purchase Agreement. The total purchase price for the Claims was $500,000, payable by the issuance and delivery of 5,000,000 common shares of the Company. Pursuant to the Asset Purchase Agreement, the Company received standard representations and warranties that the Claims were free and clear of all liens and encumbrances and were in good standing as registered with the United States Department of the Interior – Bureau of Land Management.

Pursuant to an agreement dated September 10, 2006, Larry Sostad of British Columbia was engaged to manage the preliminary exploration on the Mazama Property on behalf of the Company. Mr. Sostad and his son, Andrew Sostad, are both shareholders of the Company.

The Company entered into a Drilling Agreement on October 5, 2006 with Kendrick Drilling Services (“Kendrick”), a company based in British Columbia, Canada, to diamond drill no less than 1,500 feet on the Mazama Claims with targets to be selected by the Company. The drilling program was suspended after the first hole was drilled due to weather conditions. Kendrick was paid a total of $9,040.00 for the work completed prior to suspension. Kendrick is required to keep all drilling results confidential. Neither Kendrick nor any of its principals are related to the Company.

On June 4, 2007 the Company entered into a Drilling Agreement with 473203 B.C. LTD., doing business as Nicola Diamond Drilling, to carry out a 5,000 foot drill program, also to be managed by Mr. Sostad. Drilling commenced on June 25, 2007 and was completed on October 10, 2007 with 3,928 feet of drilling completed. Eight holes were collared and three of these holes were abandoned due to heavy overburden. The holes were drilled to the following depths, hole # 1 – 455 feet, #2 – 738 feet, #3 – 958 feet, #4 – 881 feet, #5 – 100 feet abandoned, #6 – 114 feet abandoned, #7 – 86 feet abandoned and #8 – 587 feet. The objective of this program was to verify the previously reported copper mineralization . This may require more diamond drilling. In addition the Company carried out geophysics, surface exploration, geochemical sampling and metallurgical testing. The Company also staked an additional 84 claims in September to in fill the gap between the two claim groups held by the Company. The Company expects to receive a report containing the drilling results in the spring of 2008.

Regulations Governing Mining in Washington State

All exploration and mining in the State of Washington is carried out under laws and regulations established by the Federal Bureau of Land Management (“BLM”) and the Department of Forestry and in some circumstances, the local county or municipality where the claims are located. The BLM administers public lands according to applicable law which includes the Federal Land Policy and Management Act of 1976 (the “FLPMA”). BLM policies, procedures and management actions must be consistent with the FLPMA. Applicable regulations cover, among other things, exploration work where the surface is disturbed, all types of underground mining, air and water quality, use of ground water from wells, rivers, ponds and lakes, waste management, protection of the environment wildlife and historical sites, road building and discharge and disposal of all materials from mining operations.

Government Requirements for Maintenance of Claims in Washington State

A claim holder is required to pay an annual fee of $125.00 per claim to the BLM on or before the 31st of August each year to maintain the claim.

Government Permitting

The BLM and Department of Forestry issue permits required for exploration and mining in the State of Washington.

PAFICIC COPPER IN SOUTH AMERICA

SOCIEDAD PACIFIC COPPER CHILE LIMITADA

On January 8, 2008, Pacific Copper acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a share exchange agreement entered into as of April 11, 2007, as amended (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA. In order to facilitate the formation of Pacific LTDA, upon execution of the Chile Agreement, the Company paid $25,000 to cover expenses relating to formation of Pacific LTDA and the consummation of the Chile Agreement. On August 9, 2007, Harold Gardner was appointed to the Company’s Board of Directors, in contemplation of the closing of the Chile Agreement. On November 26, 2007, the Board of Directors of the Company approved the appointment for Mr. Gardner, Eduardo Esteffan, Andrew Brodkey, George Orr and Elden Schorn to serve as directors of Pacific LTDA.

Pursuant to the Chile Agreement the Company issued an aggregate of 6,088,452 of its common shares to the former partners of Pacific LTDA as consideration for the acquisition (the “Consideration Shares”). Mr. Gardner, a director of the Company, was among the former partners of Pacific LTDA and received 2,425,000 Consideration Shares.

Immediately following the closing of the Chile Agreement, Pacific LTDA became a 99%-owned subsidiary of the Company. Mr. Esteffan retained a 1% partnership interest in Pacific LTDA (the “Retained Interest”) in order to comply with Chilean law requiring that a limited liability partnership have at least two members. The number of Consideration Shares Mr. Esteffan was originally scheduled to receive under the Chile Agreement (2,425,000 Shares) was reduced by 61,548 shares in order to avoid compensating him for the Retained Interest. The Retained Interest is subject to an option agreement between the Company and Mr. Esteffan that entitles the Company to purchase the Retained Interest in exchange for the issuance of 61,548 common shares of the Company at any time in the future.

Pacific LTDA holds title to certain mineral claims located in the Carrizal, Cerro Blanco and Carrera Pinto mining districts in Chile (the “Chile Claims”). As of the date of this Report, the Company does not consider the Chile Claims to be material assets. That assessment may change after further exploration of the Chile Claims.

The Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the former partners of Pacific LTDA must satisfy the following post closing items:

(a) Pacific LTDA must deliver within ninety (90) days of the closing date (January 8, 2008) the following documents in addition to the documentation for the mining claims delivered at closing:

(i)	A complete authorized copy of the judicial constitution files of the Chile Claims.

(ii)	A certificate granted by the Secretary of the authorized Court of Justice Room certifying that the referred Chile Claims are not subject to outstanding litigation.

(iii)	An authorized copy of the registration of the judicial awards of the Chile Claims in the Registry of Discovery of the authorized Registry of Mines.

(iv)	Original copies of the Official Mining Gazette in which the rights of Pacific LTDA are published.

(v)	Official copies of the Mining Service Reports on the Chile Claims.

(vi)
Certificates of payments of Good Standing Fees to the National Treasury Office and formal documentation evidencing the payment of Mining Levies of each individual Chile Claim to the Chilean National Treasury Office.

(b) Pacific LTDA must obtain and provide proper documentation showing that it has acquired the necessary permits to access the Chile Claims and that all necessary mining and environmental permits have been obtained, including the permits and authorizations needed to perform an environmental impact assessment and, if warranted, mining activities.

(c) The execution, publication and registration in law of the public deed to be entered between Pacific Copper and Pacific LTDA modifying Pacific LTDA’s Bylaws and Articles of Incorporation to reflect the retention of the 1% partnership interest held by Mr. Eduardo Esteffan Marco must be completed.

(d) Pacific LTDA must provide financial records, including receipts for incorporation costs and all other expenditures incurred since the date of inception of Pacific LTDA.

The Company may waive the requirement to complete any of the foregoing post closing items in its sole discretion. In the event that Pacific LTDA fails to satisfy the terms of the Closing Agreement by December 31, 2008, it may be considered in breach and the Company may require the return of some or all of the Consideration Shares to the Company.

The Consideration Shares were exempt from registration under the Securities Act of 1933, as amended, and were restricted upon issuance.

CARRIZAL, CERRO BLANCO, AND CARRERA PINTO
PORPHYRY COPPER SYSTEMS IN CHILE

History

The Carrizal District, the Cerro Blanco District and the Carrera Pinto District (collectively the “Districts”) were known in Europe and the United States during the 1800’s. Chile led all countries in world copper production from 1850 – 1880, supplying as much as 40% of world demand. Almost half of all Chilean production during this period came from the Districts. The combined mining operations at Carrizal and Cerro Blanco provided from 10% to 15% of the world’s copper during the period from 1850-1880. These historical results are not indicative of future exploration results.

The Copiapo Mining Company, a British Company, operated in the Districts from 1836 until 1911. Total copper exported from the Districts during that period was estimated to be 750,000 tons. Gold production at Carrizal alone has been estimated to be as high as 1.7 million ounces. Based upon available records, half of the veins at Cerro Blanco carried substantial silver, which when hand cobbed, averaged 30 ounces per ton of ore. These historical results are not indicative of future exploration results.

Each of the Districts had dozens of high grade copper veins with precious metal by-products. After World War I, with deepening vein systems, production eventually dwindled and was replaced at mines such as El Teniente and Chuquicamata, with low grade porphyry systems, the technology for that made these sites economical to mine.

To the knowledge of the Company, no serious exploration effort has been made during the last 100 years in the Districts to locate any of the mineralizing porphyry systems. Currently, there is a renewed interest in the Carrera Pinto area, with several major mining companies having obtained land positions and planning drilling operations.

CARRERA PINTO DISTRICT

The Carrera Pinto District is located 60 kilometers northeast of Copiapo and is reached on paved roads using the highway to Inca del Oro. Travel time is less than an hour. Pacific Copper has three porphyry targets in a group of properties totaling approximately 2,750 hectares of constituted exploration claims, with additional filings pending with respect to 1,100 additional hectares. The properties are located in the plain and along the fringes of a collapsed caldera system of approximately 20 kilometers in diameter. The hills forming the caldera walls are crossed with numerous veins and mantos containing copper with some silver.

Turkesa properties

The Turkesa properties cover over 700 hectares, with an additional 500 contiguous hectares covered by a filing, covering a porphyry target and crossing mantos. Land to the north is controlled by Teck Cominco Limited and the Dulcinea mine, with workings more than 6,000 feet deep. Additional land should be claimed to the east as it becomes available. The crossing manto system feeds the Dulcinea complex, and a series of former mines to the north. A porphyry system is believed to be covered in large part by the Turkesa claims.

Cobrizo Properties

The Cobrizo properties cover 2,000 hectares of registered exploration property with additional amounts filed totaling an additional 600 hectares. Portions of this property were also drilled by CORFO Ltd., which identified a porphyritic system. Pacific Copper believes that it has covered a substantial portion of this system, as well as a small portion of an adjacent system which it shares with Phelps Dodge Mining Co., BHP Billiton, and Minera Carola.

A total of three porphyry systems, and a few crossing manto systems, comprise the targets at Carerra Pinto.

CODELCO, the Chilean state copper company, is also very active in the area, drilling a large plain 30 kilometers north of Carrera Pinto.

CERRO BLANCO DISTRICT

The porphyry system at Cerro Blanco is believed to be approximately eight square kilometers in area, of which Pacific Copper would control roughly 70% upon closing of the Chile Agreement. This system mineralizes both the high grade lode veins of the historic district to the south, as well as the Corral chalcosite-silver veins to the north. Chalcosite is a copper mineral containing two atoms of copper for each atom of sulfide. The property consists of 940 hectares of registered exploration property, with an additional 200 hectares filed for registration.

Cerro Blanco is located approximately 90 kilometers south of Copiapo and is accessed using a paved road for half of the distance and an improved gravel road for the balance. Mean elevation of the porphyritic system is approximately 1,900 meters and weather conditions are appropriate for year round operations.

CARRIZAL DISTRICT

The porphyry system in the Carrizal District is approximately eight kilometers wide with two enriched copper ore zones, one on either side of a subsides area crossed by vein lodes which formed the bulk of past copper and gold production. The eastern zone is the largest porphyry target, about twelve square kilometers, almost all of which is covered by Pacific Copper’s 1,100 hectares of registered mining property. Pacific Copper will have 160 hectares of titled exploration property on the smaller western target, with additional acreage filed, upon closing of the Chile Agreement.

Carrizal is accessed using the Pan American highway south of Copaipo for about an hour, then west on improved secondary roads for an additional 30 minutes. The mean elevation is 700 meters, and weather is temperate for year round operations.

The following tables show the mineral claims held by Pacific Copper LTDA.

CARRERA PINTO TURKEZA PROJECT

									Initial hect.
Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	Nº	Mine Office	Filed	Net Hectares to P.C.
TURKEZA DOS	Carrera Pinto	Exploration	6.998.500,00	401.500,00	12/11/2006	7231	5560	Copiapo	300	300
TURKEZA TRES	Carrera Pinto	Exploration	6.997.500,00	401.500,00	12/11/2006	7232 v	5561	Copiapo	300	230
TURKEZA CUATRO	Carrera Pinto	Exploration	6.998.500,00	403.500,00	12/11/2006	7233 v	5562	Copiapo	300	220
										750

CARRERA PINTO COBRIZO PROJECT

									Initial hect.
Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	Nº	Mine Office	Filed	Net Hectares to P.C.
COBRIZO VEINTIUNO	Carrera Pinto	Exploration	6.999.500,00	408.000,00	12/21/2006	7493	5743	Copiapo	300	260
COBRIZO VEINTIDOS	Carrera Pinto	Exploration	6.999.500,00	409.500,00	12/21/2006	7494	5744	Copiapo	300	240
COBRIZO VEINTITRES	Carrera Pinto	Exploration	7.001.500,00	409.000,00	12/21/2006	7495	5745	Copiapo	200	200
COBRIZO UNO	Carrera Pinto	Exploration	7.001.500,00	410.500,00	7/21/2005	3245	2511	Copiapo	300	300
COBRIZO DOS	Carrera Pinto	Exploration	7.002.500,00	412.000,00	7/21/2005	3246VTA	2512	Copiapo	200	200
COBRIZO TRES	Carrera Pinto	Exploration	7.002.500,00	409.500,00	7/21/2005	3248	2513	Copiapo	300	300
COBRIZO CUATRO	Carrera Pinto	Exploration	7.003.500,00	409.500,00	7/21/2005	3249VTA	2514	Copiapo	300	200
COBRIZO CINCO	Carrera Pinto	Exploration							300	300
COBRIZO SEIT	Carrera Pinto	Exploration							300	0
COBRIZO SIETE	Carrera Pinto	Exploration							300	0
										2,000

CERRO BLANCO PROJECT
									Initial hect.
Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	Nº	Mine Office	Filed	Net Hectares to P.C.
DON AUGUSTO	Cerro Blanco	Exploration	6.903.500,00	385.000,00	1/5/2207	115	93	Copiapo	300	300
DON AUGUSTO UNO	Cerro Blanco	Exploration	6.902.500,00	385.000,00	1/5/2207	116	94	Copiapo	300	300
DON AUGUSTO DOS	Cerro Blanco	Exploration	6.903.000,00	383.000,00	1/5/2207	117	95	Copiapo	200	200
DON AUGUSTO TRES	Cerro Blanco	Exploration	6.900.500,00	386.250,00	1/5/2207	118	96	Copiapo	300	60
DON AUGUSTO CUATRO	Cerro Blanco	Exploration	6.900.500,00	385.250,00	1/5/2207	119	97	Copiapo	300	80
										940

CARRIZAL ALTO PROJECT
									Initial hect.
Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	Nº	Mine Office	Filed	Net Hectares to P.C.
CARRIZON UNO	Carrizal Alto	Exploration	6.892.000,00	316.000,00	1/24/2007	163	70	Freirina	200	100
CARRIZON DOS	Carrizal Alto	Exploration	6.894.000,00	315.500,00	1/24/2007	165	71	Freirina	300	250
CARRIZON TRES	Carrizal Alto	Exploration	6.894.000,00	316.500,00	1/24/2007	167	72	Freirina	300	300
CARRIZON CUATRO	Carrizal Alto	Exploration	6.897.000,00	315.700,00	1/24/2007	169	73	Freirina	300	300
CARRIZON CINCO	Carrizal Alto	Exploration	6.897.000,00	316.700,00	1/24/2007	171	74	Freirina	300	200
										1150

CARRIZAL ALTO PROJECT
									Initial hect.
Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	Nº	Mine Office	Filed	Net Hectares to P.C.
CARRIZO UNO	Carrizal Alto	Exploration	6.892.500,00	310.000,00	2/13/2007	296	131	Freirina	300	40
CARRIZO DOS	Carrizal Alto	Exploration	6.892.500,00	311.000,00	2/13/2007	298	132	Freirina	300	40
CARRIZO TRES	Carrizal Alto	Exploration	6.894.500,00	310.500,00	2/13/2007	300	133	Freirina	200	80
										160
										5,000

PACIFIC COPPER PERU SRL

On December 17, 2007, the Company completed the acquisition of Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru (“Peru SRL”) pursuant to a Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”). On August 9, 2007, David Hackman, a former partner of Peru SRL, was appointed to the Company’s Board of Directors in anticipation of the closing of the Peru Agreement. On December 12, 2007, the Company’s Directors passed a resolution appointing Harold Gardner, a member of the Company’s Board of Directors, Manager of Peru SRL.

Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Consideration Shares”) to the former partners of Peru SRL as consideration for the acquisition of Peru SRL. Mr. Hackman was among the former partners of Peru SRL and received 2,425,000 Consideration Shares. As a result of the closing, Peru SRL became a subsidiary of the Company. Andrew Brodkey, President, CEO and a Director of the Company holds a 1% interest in Peru SRL for the benefit of the Company. Mr. Brodkey holds this 1% interest in order to comply with the requirement under Peruvian law that limited partnerships in Peru have at least two partners.

As of the date of this report, Peru SRL has no material assets. The Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, including the following items

(a)	Peru SRL must obtain, and have registered in its name, rights to the Peru Claims as contemplated in the Peru Agreement, free of all liens and encumbrances.

(b)
Peru SRL must provide legal evidence demonstrating that the Peru Claims have been transferred to Peru SRL, that they are in good standing and that the Good Standing Fees (payable in Peru) are fully paid and up to date, including any penalties thereon.

(c)	Peru SRL must demonstrate that it has the necessary permits to access the Peru Claims and that the necessary environmental permits have been obtained.

(d)
Peru SRL must provide a legal opinion that: (i) Peru SRL owns the Peru Claims, (ii) the Peru Claims are free of encumbrances, mortgages, attachments, liens, or disputes of any nature, including judicial and (iii) the claims are in good standing and all the good standing fees and penalties thereon are fully paid and there are no amounts outstanding.

(e)	Peru SRL must provide financial records, including receipts for incorporation costs and all other expenditures incurred since the date of inception of Peru SRL.

(f)
The certificates evidencing the Peru SRL partnership interests acquired by the Company have been duly transferred and registered in Peru SRL’s records, such certificates legally representing the equity interests of Peru SRL.

(g)	A legal opinion of counsel to Peru SRL, acceptable to Pacific Copper, covering the following points:

(i)	the existence and good standing of Peru SRL as a limited liability partnership in Peru,

(ii)	the authorization of the transactions contemplated by the Peru Agreement,

(iii)	the valid issuance and certification of the Peru SRL partnership interests transferred to Pacific Copper,

(iv)	the binding nature of the Peru Agreement upon Peru SRL and the former partners of Peru SRL,

(v)	there are no required consents of governmental agencies or private third parties for Peru SRL to consummate the transactions contemplated in the Peru Agreement, and

(vi)	no violation of Peruvian law as a result of the share exchange contemplated by the Peru Agreement.

(h)
Obtaining a power of attorney granted by Mrs. Hackman (wife of David Hackman), in both languages (English and Spanish) with her signature duly legalized by the nearest Peruvian Consulate, granting power to third persons, for the ratification and confirmation of consent to the transfer of the partnership interests to Pacific Copper  by David Hackman, as required under Chilean law.

Pacific Copper may waive its requirement of any one or more of the foregoing post-closing items, in its sole discretion. In the event that Peru SRL fails to satisfy the terms of the Closing Agreement by December 31, 2008, it may be considered in breach and the Company may require the return of some or all of the Consideration Shares to the Company.

The Consideration Shares were exempt from registration under the Securities Act of 1933, as amended, and were restricted upon issuance.

Loans to Gareste Limitada

On the dates shown below, the Company entered into loan agreements evidenced by promissory notes from Gareste Limitada, a Chilean limited liability company (“Gareste LTDA”). We refer to these promissory notes as the “Promissory Notes.” Gareste LTDA is 50% owned by Harold Gardner and 50% by Eduardo Esteffan. Harold Gardner became a Director of the Company on August 9, 2007 and Eduardo Esteffan became a director of our Chilean subsidiary on January 8, 2008. The Promissory Notes were given for funds advanced by the Company to cover drilling and exploration costs on the properties in Chile and Peru prior to the Company’s acquisition of the subsidiaries. The Promissory Notes, by their terms, specified that principal and interest would be deemed to be repaid by presentment to Pacific Copper of evidence of drilling and exploration costs incurred by Gareste LTDA. The dates and amounts of the Promissory Notes are listed below.

May 1, 2007	$200,000
August 2, 2007	200,000
September 12, 2007	163,000
September 28, 2007	301,000
October 1, 2007	502,000
Total:	$1,366,000

While we received Promissory Notes totaling $1,366,000, the Company only advanced a total of $763,000 as of the year ended October 31, 2007. We received accounting records relating to exploration expenditures incurred prior to the year ended  October 31, 2007 in the amount of $763,000 and have expensed this amount on the financial statements. Subsequent to the year end, on November 20, 2007 we advanced a further loan of $225,000 against the Promissory Notes outstanding.

On January 3, 2008, the Company cancelled all the Promissory Notes listed above and accepted a new Promissory Note in the amount of $225,000 from Gareste LTDA to cover the November 20, 2007 advance. The new Promissory Note is due on or before March 31, 2008. It is intended that the amount due under this new Promissory Note will be repaid by Gareste LTDA by its presenting evidence of having incurred further expenses on the Company’s behalf in Chile and Peru.

GLOSSARY OF TERMS

Caldera: a large basin shaped volcanic depression, more or less circular.

Chalcosite: a sulfide mineral ore of copper.

Cobbed: the separation of worthless minerals from desired minerals

Copper: a metallic chemical element, an isometric mineral

Diamond Drilling: diamond drilling differs from other geological drilling in that a solid core is extracted from depth, for examination on the surface.

Mantos: flat lying bedded deposit

Mineral Claims: land title encompassing minerals

Mineralization: deposition of minerals in rocks

Molybdenum: a hard, silvery-white metallic element

Porphyry: variety of igneous rock consisting of large-grained crystals, such as feldspar or quartz, dispersed in a fine-grained groundmass

Staked: acquisition of mineral title is accomplished by placing posts in the ground to delineate the parameters of the claim and filing the location at the mining recorders office.

Sulfide: a mineral compound characterized by the linkage of sulfur with a metal.

Item 3.   Legal Proceedings.

There is no material legal proceeding pending or, to the best of our knowledge, threatened against the Company or its subsidiaries.

Item 4.  Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

As of October 31 2007, there are 29,145,932 shares of common stock outstanding (a “share” or “shares”), held by 604 shareholders of record.

Private Placements

Private Placements for the Fiscal Year Ended October 31, 2006

In September of 2006 the Company completed the private placement of 2,500,000 shares at a price of $0.10 per share to a single accredited investor for gross proceeds of $250,000.

In October of 2006 the Company completed the private placement of 2,210,000 shares at a price of $0.10 per share to eleven accredited investors for gross proceeds of $221,000.

The shares issued during September and October 2006 private placements were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated under the Securities Act (“Regulation S”), except for 500,000 shares issued in the October 2006 private placement, which were exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation D promulgated thereunder. All the shares issued during the September and October 2006 private placements are subject to a lock-up agreement which provides that 25% could be resold on the effective date of a registration statement on Form SB-2 filed with the SEC and made effective on February 16, 2007 (the “effective date”), 25% may be resold six months from the effective Date, 25% may be resold twelve months from the effective date and 25% may be resold eighteen months from the Effective date.

Private Placements for the Fiscal Year Ended October 31, 2007

In May 2007, the Company received $795,000 in connection with subscriptions for 1,590,000 “units” at $0.50 per unit. Each unit consists of one common share and one half a common share purchase warrant. Each full common share purchase warrant is exercisable for one common share at $0.75 per share on or before April 30, 2009. The Company paid an agent $43,750 and issued a warrant to purchase 87,500 common shares at $0.50 per share on or before April 30, 2009 as finder’s fees. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S promulgated thereunder.

On April 30, 2007, the Company received $2,290,000 in connection with subscriptions for 4,580,000 “units” at a price of $0.50 per unit. Each unit entitles the holder thereof to one share of the Company’s common stock and one-half of a common share purchase warrant. Each full common share purchase warrant is exercisable for one common share of Pacific Copper at a price of $0.75 per share on or before April 30, 2009. The Company paid agents $72,800 and issued warrants to purchase 145,600 common shares at $0.50 per share on or before April 30, 2009. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S promulgated thereunder.

The shares issued in April and May 2007 are subject to a lock-up agreement which provides that one–third of the shares held by a selling shareholder may be resold on the effective date of a registration statement on Form SB-2 filed with the SEC and made effective on August 16, 2007 (the “effective date”), one-third may be re-sold 90 days from the effective date and one-third may be re-sold 180 days from the effective date.

On March 15, 2007, the Company completed a private placement of 1,000,000 restricted shares of the Company’s common stock at a price of $0.10 per share with a single non-U.S. investor, for gross proceeds of $100,000. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S promulgated thereunder.

As of March 9, 2007 the Company completed a private placement of 1,000,000 shares of the Company’s common stock at a price of $0.10 per share with a single non-U.S. investor, for gross proceeds of $100,000. These shares are subject to a lock-up agreement pursuant to which 250,000 of the shares may be resold on the effective date of a registration statement on Form SB-2 filed with the SEC and made effective on April 4, 2007 (the “effective date”); 250,000 shares may be re-sold following the six-month anniversary of the effective date; 250,000 shares may be re-sold following the twelve-month anniversary of the effective date; and 250,000 shares may be re-sold following the eighteen-month anniversary of the effective date. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S promulgated thereunder.

In January, 2007, the Company issued 660,000 common shares to a single accredited investor at a price of $0.10 per share through a private placement, for gross proceeds of $66,000. Said shares are subject to a lock-up agreement which provides that 25% could be resold on the effective date of a registration statement on Form SB-2 filed with the SEC and made effective on February 16, 2007 (the “effective date”), 25% may be resold six months from the effective date, 25% may be resold twelve months from the effective date and 25% may be resold eighteen months from the effective date. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S promulgated thereunder.

Other Sales or Issuances of Unregistered Securities

Year Ended October 31, 2006

The Company entered into an Asset Purchase Agreement with Multi Metals Mining Corp. (“Multi-Metals”) and certain individuals (the “Asset Purchase Agreement”) as of September 15, 2006 for the purchase of a 100% interest in the Mazama Claims then held by Multi Metals. The rights in the Mazama Claims were conveyed by Multi Metals, as record holder of the Claims in trust for the benefit of individuals who also were parties to the Asset Purchase Agreement. The total purchase price for the Claims was $500,000, payable by the issuance and delivery of 5,000,000 common shares of the Company. Pursuant to the Asset Purchase Agreement, the Company received standard representations and warranties that the Claims were free and clear of all liens and encumbrances and were in good standing as registered with the United States Department of the Interior – Bureau of Land Management.

Year ended October 31, 2007

On June 1, 2007 the Company entered into an agreement with Sweetwater Capital Corporation (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development, including consultation regarding mergers and acquisitions, and general business consultation. The Company will pay Sweetwater $4,000.00 per month plus 1,000,000 restricted shares that will be earned in equal installments of 250,000 shares on each of December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. Such shares were issued in the form of one stock certificate on June 1, 2007. The consultant must return any unearned shares in the event of an early termination of the agreement.

On June 1, 2007 the Company entered into a consulting agreement with Greatrek Trust SA (“Greatrek”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company will pay Greatrek 1,000,000 restricted shares that will be earned in equal installments of 250,000 shares on each of December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. Such shares were issued in the form of one stock certificate on June 1, 2007. The consultant must return any unearned shares in the event of an early termination of the agreement.

On June 1, 2007 the Company entered into a consulting agreement with Scharfe Holdings Inc. (“Scharfe”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company will pay Scharfe 1,000,000 restricted shares that will be earned in equal installments of 250,000 shares on each of December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. Such shares were issued in the form of one stock certificate on June 1, 2007. The consultant must return any unearned shares in the event of an early termination of the agreement.

Each of Sweetwater, Greatrek and Scharfe are non-U.S. Persons. Sweetwater and Scharfe are Canadian entities doing business in North America. Greatrek is based in Liechtenstein and doing business in Europe. The shares issued under the foregoing agreements were exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder.

Trading of the Company’s Common Stock

Our common stock began trading on the NASD operated OTC Bulletin Board® (the “OTC”) under the symbol“PPFP” on July 27, 2007. The OTC does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. The high and low sales prices of our common stock during the fiscal year ended October 31, 2007 are as follows:

These quotations represent inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

FISCAL YEAR 2007	HIGH	LOW
Fourth Quarter	$0.80	$0.25

Dividends

We have not declared any cash dividends on our common stock. We plan to retain any future earnings, if any, for exploration programs, administrative expenses and development of the Company and its assets.

Stock Option Plan

On August 8, 2006, we adopted the 2006 Stock Option Plan (the "Plan") under which our officers, directors, consultants, advisors and employees may receive stock options. The aggregate number of shares of common stock that may be issued under the plan is 5,000,000. The purpose of the Plan is to assist us in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors, and employees of Pacific Copper who contribute to our success, and to achieve long-term objectives that will inure to the benefit of all shareholders through the additional incentive inherent in the ownership of our common stock. Options granted under the plan will be either "incentive stock options", intended to qualify as such under the provisions of section 422 of the Internal Revenue Code of 1986, as from time to time amended (the "Code") or "unqualified stock options". For the purposes of the Plan, the term "subsidiary" shall mean “Subsidiary Corporation,” as such term is defined in section 424(f) of the Code, and "affiliate" shall have the meaning set forth in Rule 12b-2 of the Exchange Act. The Plan is administered by the Board of Directors.

On June 22, 2007 Pacific Copper filed a registration statement on Form S-8 with the SEC pursuant to which it registered 5,000,000 shares of common stock for issuance upon exercise of options granted pursuant to the Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,350,000	$0.50	650,000
Equity compensation plans not approved by securities holders	N/A	N/A	N/A
Total	4,350,000	$0.50	650,000

The following summarized options outstanding under the Plan as of October 31, 2007:

Expiry Date	Price Per Share	Number of Shares

May 14, 2012	$0.50	1,750,000

July 20, 2012	$0.50	250,000

Aug 1, 2012	$0.50	1,700,000

August 9, 2012	$0.51	650,000

Item 6.   Management’s Discussion and Analysis

This section should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Discussion of Operations & Financial Condition
Twelve months ended October 31, 2007

Pacific Copper has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at October 31, 2007, we had accumulated losses of $3,598,153. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon successful exploration results on our properties and our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the twelve-month period ended October 31, 2007 has been its effort to raise additional capital to pursue further acquisitions and carry out exploration activities on its mineral claims, known as the Mazama Project, located in the County of Okanogan, Washington. Historical records indicate a possibility of the existence of copper mineralization on these claims and the Company endeavoring to verify the historical results.

During the twelve-month period ended October 31, 2007, the Company entered into agreements to acquire subsidiaries in both Chile and Peru (the “Subsidiaries”). The agreements are described in the section of this report entitled, “PACIFIC COPPER IN SOUTH AMERICA - SOCIEDAD PACIFIC COPPER CHILE LIMITADA” and in “PACIFIC COPPER IN SOUTH AMERICA - PACIFIC COPPER PERU SRL.” The Company has established exploration programs on mineral claims held by its Subsidiaries in South America. The acquisition of the Subsidiaries was completed subsequent to the twelve-month period ended October 31, 2007. For more information see “Item 2- Description of Property” herein.

SELECTED INFORMATION

	Twelve months ended	Twelve months ended
	October 31, 2007	October 31, 2006
Revenues	$ Nil	$ Nil
Net Loss	$(2,940,779)	$(647,453)
Loss per share-basic and diluted	$(0.12)	$(0.08)

	As at	As at
	October 31, 2007	October 31, 2006

Total Assets	$1,727,698	$391,930
Total Liabilities	$357,312	$68,383
Cash dividends declared per share	Nil	Nil

The total assets for the twelve-month period ended October 31, 2007 include cash and cash equivalents for $1,617,344, prepaid expenses for $72,148 and capital assets for $38,206. For the year ended October 31, 2006, total assets include cash and cash equivalents for $378,979, prepaid expenses for $11,819, and capital assets for $1,132. The current assets increased significantly from $390,798 on October 31, 2006 to $1,689,492 on October 31, 2007. The increase in current assets arose as the Company received funds on the issue of common shares for a net cash consideration of $3,234,450 during the twelve-month period ended October 31, 2007.

Revenues

No revenue was generated by the Company’s operations during the twelve month period ended October 31, 2007 and October 31, 2006.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Expenses to meet the criteria of United States generally accepted accounting principles (“GAAP”).

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the twelve-month period ended October 31, 2007 is general and administrative expense of $1,388,014, as compared with $54,741 for the twelve month period ended October 31, 2006. General and administrative expense represents approximately 46.4% of the total operating expense for the twelve-month period ended October 31, 2007 and approximately 8.5% of the total operating expense for the twelve month period ended October 31, 2006. The increase in this expense is mainly due to the professional, legal, investor relations, stock based compensation, consulting, office and general and other miscellaneous costs incurred during the twelve month period ended October 31, 2007. The Company incurred an additional incorporation and establishment expense of $50,000 during the twelve month period ended October 31, 2007, being non-refundable deposits paid to commence the process of establishing subsidiaries in Peru and Chile. The Company also expensed $437,501 in consulting fees for engaging three consultants on June 1, 2007 (prior year $nil). The Company further expensed stock based compensation cost for both options and warrants for $315,667 during the year ended October 31, 2007 (prior year $nil).

(b) Project Expense

Included in operating expenses for the year ended October 31, 2007 is project expenses of $1,606,564 as compared with $592,712 for the year ended October 31, 2006. Project expense represents approximately 53.6% of the total operating expense for the twelve month period ended October 31, 2007. This includes expenses related to mineral claim fees, drilling and project consulting. Including in this expense is exploration expense for $763,000 incurred on mineral property claims in Peru and Chile, where we acquired operating Subsidiaries subsequent to the year ended October 31, 2007.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand for the twelve month period:

	October 31, 2007	October 31, 2006
Cash and cash equivalent	$1,617,344	$378,979
Working capital	$1,332,180	$322,415
Cash used in operating activities	$1,958,302	$90,889
Cash used in investing activities	$37,783	$1,132
Cash provided by financing activities	$3,234,450	$471,000

As at October 31, 2007 the Company had working capital of $1,332,180. During the twelve-month period ended October 31, 2007 the Company raised $3,234,450 (net) by issuing common shares for cash and invested $37,783 in acquisition of plant and equipment.

The Capital assets as on October 31, 2007 is $38,206.

Critical Accounting Policies

The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments. To the extent actual results differ from those estimates, our future results of operations may be affected. Besides this critical accounting policy on use of estimates, we believe the following critical accounting policy affects the preparation of our financial statements.

Acquisition, Exploration and Evaluation Expenditures

The Company has been in the exploration stage and has not yet realized any revenues from any operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. The Emerging Issues Task Force issued EITF 04-3, Mining Assets: Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144. The Company being a junior mining Company, is in its early stages of exploration and unable to allocate any economic values beyond the proven and probable reserve. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off to project expenses. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of October 31, 2007 and October 31, 2006.

Contractual Obligations and Commercial Commitments

The Company has entered into a one-year renewal contract with Medallion Capital Corp. for consulting services commencing September 1, 2006, at a rate of $7,500 per month plus reimbursement of expenses incurred with respect to the operation of the administration of the Company. Medallion Capital Corp. is controlled by the Company’s Corporate Secretary, Stafford Kelley. On January 17, 2008 Medallion Capital Corp. submitted notice of termination of the consulting service agreement in anticipation of Kriyah Consulting LLC assuming these services to the Company.

On June 4, 2007, the Company entered into an agreement with a drilling company to complete a minimum of 5,000 feet of diamond drilling during the 2007 field season on the Company’s Mazama Project located in Okanagan County, Washington.

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation. The Company will pay Sweetwater $4,000 per month plus 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. Either the consultant or the Company may terminate the agreement with or without cause upon sixty (60) days written notice to the other provided that the Company may not give notice of cancellation before January 1, 2008.

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

During the twelve-month period ended October 31, 2007, the Company entered into agreements to acquire its Subsidiaries in Chile and Peru. The agreements are described in the section of this report entitled, “PACIFIC COPPER IN SOUTH AMERICA - SOCIEDAD PACIFIC COPPER CHILE LIMITADA” and in “PACIFIC COPPER IN SOUTH AMERICA - PACIFIC COPPER PERU SRL.” The acquisition of the Peru subsidiary was completed on December 17, 2007 and the Chile Subsidiary was completed on January 8, 2008, subsequent to the twelve-month period ended October 31, 2007. For more information see “Item 2- Description of Property” herein.

On August 9, 2007, the Company entered into an employment agreement with Andrew A. Brodkey (the “Employment Agreement”) pursuant to which the Company retained Mr. Brodkey as President and Chief Executive Officer. The Employment Agreement has a two-year term commencing on August 1, 2007, unless terminated earlier pursuant to the terms of the Employment Agreement. Mr. Brodkey’s base salary is $132,000 per year. Mr. Brodkey also received 1,700,000 incentive options to purchase shares of the Company’s common stock at $0.50 per share. Such stock options have a term of five years commencing on August 1, 2007, and vest as follows: 200,000 options vested as of August 1, 2007 and the balance will vest at the rate of 66,666 options per month commencing on January 1, 2008. Upon certain events of termination Mr. Brodkey would be entitled to a maximum of one year’s salary as a severance payment. Under the employment agreement, Mr. Brodkey is permitted to pursue other business opportunities.

On August 16, 2007 the Company entered into an agreement with HydroGeophysics Inc. (“HGI”) Pursuant to this agreement, HGI will provide certain mineral exploration, analytical and consulting services to the Company, as requested from time to time. These services relate to the Company’s South American subsidiaries. The company will be invoiced on a monthly basis for services rendered on the projects.

The Company entered into an agreement with Kriyah Consultants LLC ("Kriyah"), dated as of August 22, 2007, for the performance of certain administrative and management services.  The Company expects that in the future Kriyah will assume the administrative and management services currently performed by Medallion Capital Corp. for the Company. Andrew Brodkey, the Company’s President and Chief Executive Officer, is also the Manager of Kriyah. The agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Agreement upon 60 days prior written notice. Under the Agreement, Kriyah received an initial payment of $57,504 to cover the Company’s share of Kriyah’s startup expenses. Kriyah will receive payments of $4,000 each month thereafter as management fees, and the Company will reimburse Kriyah for a portion of Kriyah’s overhead expenses to be allocated by Kriyah and consented to by the Company.  Upon execution of the Agreement, the Company issued Kriyah 1,000,000 common share purchase warrants where each warrant entitled the holder to purchase one common share of the Company at $0.60 per share until August 22, 2012. The warrants will vest beginning on August 22, 2007 over a period of two years at the rate of 250,000 warrants every 6 months. On October 10, 2007 Kriyah assigned 500,000 of the warrants to Mr. Brodkey. In order to facilitate the retention of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.

On September 1, 2007, the Company entered into a Payroll Service Agreement with Kriyah to administer payroll and health insurance benefits related to the Employment Agreement between the Company and Andrew Brodkey. The Company shall reimburse Kriyah monthly for all direct costs for the wages and health insurance benefits it administers.

On December 28, 2007, the Company guaranteed to Sociedad Pacific Copper Chile Limitada, full and timely payment of all amounts due pursuant to the lease of certain mining claims in Chile identified as La Guanaca claims, and performance of all of the obligations under a Mining Lease Agreement assigned to the Company. Under the terms of this lease the Company is obligated to pay $2,000 per month.

We expect to contract for all work on our properties with independent contractors in the foreseeable future. Andrew Brodkey, the Company’s President and Chief Executive Officer, is our only permanent employee. We anticipate that we will require substantial financing in order to proceed with our plan of exploration for an economic ore body. We presently do not have any commitments in place to finance this exploration and there is no assurance that the necessary financing will be obtained. If we are unable to secure new financing, then we will not be able to carry out the required exploration and may not be able to maintain our interest in the Properties.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) – the fair value option for financial assets and liabilities including in amendment of SFAS 115.

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations.

This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning November 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning November 1, 2009.

Item 7. Financial Statements

See the financial statements and report of Schwartz Levitsky Feldman, LLP included with this report, which are incorporated herein by reference.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Audit Committee

The Audit Committee is comprised of three directors and one officer: Donald Padgett, Elden Schorn, George Orr and Rakesh Malhotra, the Company’s Chief Financial Officer. There have been three Audit Committee meetings held in the fiscal year ended October 31, 2007 and a fourth held subsequent to the year end related to this report.

The Audit Committee has reviewed and approved the financial statements of the Company included with this report on Form 10-KSB for the year ended October 31, 2007.

Item 8B.   Other Information

None.

Part III

Item 9.   Directors and Executive Officers of the Registrant

The following is a list of the Company’s Directors. Each Director will serve until the next meeting of shareholders or until replaced.

Andrew Brodkey	Director, Chairman of the Board
Donald G. Padgett	Director
William Timmins	Director
M. Elden Schorn Harold Gardner David Hackman	Director Director Director
George Orr	Director

The following is a list of the Company’s Senior Management:
Andrew Brodkey	Chief Executive Officer and President
Stafford Kelley	Secretary
Rakesh Malhotra	Chief Financial Officer
Jodi Henderson	Assistant Secretary

Reorganization of Directors and Officers

Todd Montgomery resigned as Chief Executive Officer, President and Director as of August 1, 2007 and Brent Walter resigned as Director as of August 7, 2007. There were no disagreements with Mr. Montgomery or Mr. Walter with regards to the Company’s operations, policies or practices.

Andrew A. Brodkey was appointed President and Chief Executive Officer on August 1, 2007, and was appointed Chairman of the Board of Directors on August 9, 2007.

On August 9, 2007, Harold Gardner and David Hackman and George Orr were each appointed to fill vacancies on the Company’s Board of Directors.

On April 30, 2007 George Orr resigned as the Company’s Chief Financial Officer. There were no disagreements with Mr. Orr with regards to the Company’s operations, policies or practices. On April 30, 2007, Rakesh Malhotra was appointed Chief Financial Officer to fill the vacancy left by Mr. Orr.

On September 12, 2007 Jodi Henderson was appointed Assistant Secretary of the Company.

Andrew Brodkey, President, Chief Executive Officer, Chairman of the Board

Mr. Brodkey is a mining engineer and a lawyer. He graduated with distinction with a B.S. in Mining Engineering from the University of Arizona in 1979. Mr. Brodkey earned a law degree, cum laude, from Creighton University in 1982. He worked at the Denver, Colorado law firm of Gorsuch, Kirgis, Campbell, Walker and Grover as an associate specializing in natural resources and environmental law from 1982 until 1987. Subsequently, Mr. Brodkey joined Magma Copper Company, a NYSE-traded mining company in 1987, where he held various positions, eventually succeeding to the role of Vice President and General Counsel in 1992. Following Magma’s acquisition by BHP in 1996, he remained in a senior legal position with BHP Copper Inc., and in 2000 moved to the position of Vice President, Business Development for BHP Copper. Following his departure from BHP in 2002, Mr. Brodkey held the position of Managing Director of the International Mining & Metals Group of CB Richard Ellis, Inc (“CBRE”), where he was responsible for creating and building the mining property practice of CBRE. Mr. Brodkey is 51 years old.

Donald G. Padgett, Director

Mr. Padgett is an experienced merchant banker. He held senior positions in the Canadian investment banking industry from 1981 to 1997. He was a senior member of the corporate finance group and managing director of the Institutional Real Estate Group at Burns Fry Ltd. (now BMO Nesbitt Burns). There he was responsible for group profit performance with emphasis on IPO transactions. Mr. Padgett managed, or co-managed, participation in a number of international restructurings including those of Olympia and York, Royal Trustco, Trizec and Campeau Corporation. From 1995 to 1997, he served as managing director of Canaccord Capital Corporation's Vancouver based investment banking group and served as a member of the executive committee, charged with establishing overall strategy and corporate direction.

From 1997 until the present, Mr. Padgett has provided services to a number of start-up and small-cap companies. He is a founding shareholder, director and officer of Tsar Emerald Corporation (2003 to present), a director of War Eagle Mining Company Inc., a publicly traded corporation currently redeveloping a zinc and germanium mine in Mexico (2005 to present) and a former director of Oil Sands Quest, the private operating subsidiary of CanWest Petroleum Corp. (with a market cap exceeding US$1.0 billion). Additionally, Mr. Padgett is the founder of both 1091096 Ontario Inc., a private investment holding company (1994 to present), and Graylin Capital, a privately owned regional merchant banking concern (1998 to present). Graylin’s activities included international corporate finance advisory assignments in Europe, Cuba, Panama and Canada and due diligence assignments in the U.S., UK and West Africa. Mr. Padgett holds a law degree (Dalhousie University), an MBA (McMaster University) and a BSc (University of Toronto). Mr. Padgett is 55 years old.

William Timmins, Director

Mr. Timmins has been a Director of Oilsands Quest since November 2004. Mr. Timmins has also served as Director and Corporate Secretary of CanWest Petroleum Corporation since July 1998. Through his private company, WGT Consultants Ltd. he has been a geological consultant for numerous mining companies in Canada, the United States, Central and South America, Australia and New Zealand. Mr. Timmins is 70 years old.

M. Elden Schorn, Director

Mr. Schorn held senior positions in the Federal and Provincial Governments in Canada in the areas of social, education and economic program delivery and in environmental regulation. Prior to leaving government in 1996, he held the positions of Consul, Senior Investment Advisor, Government of Canada at the Canadian Consulate in New York, New York, British Columbia Administrator Northern Pipeline Agency, Director General Western Diversification Canada, Assistant to the Assistant deputy ministry of Indian Affairs and Northern Division, Executive Director Northern Development Government of Alberta, Director Indian Education Alberta for the Federal Government and Manager Oil and Gas development in the North-West. In addition, Mr. Schorn has had ten years in the private sector in socio-economic consulting, business management, and the structuring of project financing. Mr. Schorn is 68 years old.

Harold Gardner, Director

Mr. Gardner has been involved in the private mining sector for the past 26 years and has extensive experience in exploration of precious and base metal properties, as well as industrial mineral properties in Latin America. Mr. Gardner has served as a consultant, officer, and director of 17 different mining companies and private investment funds, and currently sits on the board of four companies in Mexico, Peru, and Chile. Mr. Gardner is 51 years old.

David Hackman, Director

Mr. Hackman is a geologist and a registered profession engineer with over 35 years international experience specializing in the evaluation of leachable metal deposits. He has worked as a geologist for Mobil Oil Company and ALCOA. From 1990 to 1995, he was the president, of Liximin, Inc., a mineral exploration and mine development company based in Tucson, Arizona. From 1996 to 2000, he was an officer and director of Silver Eagle Resources Ltd. Currently; he is also an officer and director of War Eagle Mining Company, Inc., a mineral exploration and development company. Mr. Hackman is 66 years old.

George Orr, Director

Mr. Orr is a self-employed Chartered Accountant with over fifteen years of accounting and consulting experience in private and public company administration, governance, audit procedures and reporting requirements. On July 23, 2005, Mr. Orr was appointed Secretary and a director, and in November 2005, he was appointed Chief Financial Officer of Valcent Products Inc. On December 21, 2006, Mr. Orr was appointed a director, Chief Financial Officer and Secretary, until March 12, 2007, of Mega West Energy Corp. Mr. Orr holds a Bachelor of Commerce from St. Mary’s University, Halifax. Mr. Orr was also the Company’s Chief Financial Officer from August 29, 2006 to April 30, 2007, when he resigned and was replaced by Rakesh Malhotra. Mr. Orr is 46 years old.

Stafford Kelley, Secretary

Mr. Kelley has been operating businesses he controlled since 1948. He was actively involved in real estate and construction business until 1980 and was responsible for the development and financing of numerous major projects in the Burlington and Oakville area as well as other parts of Ontario and in Florida. Mr. Kelley spent a portion of his time during the 1960’s and 1970’s in sales and management, training and public speaking. In 1975, Mr. Kelley first became involved with publicly held companies that were in the business of exploring for gold. He has been an officer and director of several public companies and has participated in obtaining financing for these companies. In 1985, Mr. Kelley was responsible for the acquisition of an operating gold mine in Gunnison, Colorado. During this time Mr. Kelley was also responsible for the operation of a placer gold mine in Ely, Nevada. In 1988, Mr. Kelley participated in the development of a gold mine in Smithers, British Columbia and a coal mine in Logan, West Virginia. He has managed numerous exploration projects in the United States and Canada. In 1993, Mr. Kelley founded Medallion Capital Corp. (“Medallion”), which specializes in assisting companies with process of registering the re-sale of their securities and becoming a reporting issuer in the United States and in Canada. Medallion provides consulting services with respect to regular and periodic disclosure filings, financing, human resources, mergers and acquisitions and investor relations. Since its inception in 1993 and continuing to the present date, the operation of Medallion has been Mr. Kelley’s principal occupation. He was the founder of Yukon Gold Corporation, Inc. in 2002. Presently, he is Corporate Secretary of Pacific Copper and Silver Reserve Corp. Mr. Kelley is 75 years old. On January 17, 2008 Mr. Kelley submitted his resignation as Corporate Secretary effective February 1, 2008.

Rakesh Malhotra, Chief Financial Officer

Mr. Malhotra is a United States certified public accountant (CPA) and a Canadian chartered accountant (CA) with considerable finance and accounting experience. Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India) and worked for a large accounting firm A.F Ferguson & Co. (Indian correspondent for KPMG) and obtained his CA designation in India. Having practiced as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for 5 years with the highly successful International Bahwan Group of Companies in a senior finance position. He worked as a Chartered Accountant with a mid-sized Chartered Accounting firm in Toronto doing audits of Public Companies and has since been a consultant to many public companies. Mr. Malhotra has more than 20 years of experience in accounting and finance. Mr. Malhotra is 51 years old.

Jodi Henderson, Assistant Corporate Secretary

Ms. Henderson is currently the Director of Operations for Kriyah Consultants, LLC an administration company that manages publicly held mining exploration companies. Prior to her appointment to Kriyah she managed the administration and marketing for the International Mining & Metals Group of CB Richard Ellis, Inc. Ms. Henderson holds a degree in applied mathematics from Indiana State University. Ms. Henderson served as a director for the Tucson Museum of Art from 2000 to 2003. Ms. Henderson is 34 years old.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of a registered stock of the Company’s equity securities (“Section 16 Persons), to file with the Securities and Exchange Commission (the “SEC”), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed. Based on the Company’s review of the forms it has received, on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended October 31, 2007, no Section 16 reports were filed late, except for the Assistant Secretary which was over looked and has since been filed.

Item 10.  Executive Compensation

Except for services provided by entities owned by some of our Officers and as more particularly set out in CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, no officer or director has received any other remuneration from us, directly or indirectly, since our inception. We have a stock option plan only, as described below. Although we have no other retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, it is possible that we will adopt such a plan in the future.

On August 9, 2007, the Company and Andrew A. Brodkey executed an employment agreement (the “Employment Agreement”) pursuant to which the Company has retained Mr. Brodkey as President and Chief Executive Officer.

The Employment Agreement has a two-year term commencing on August 2, 2007, unless terminated earlier, pursuant to the terms of the Employment Agreement. Mr. Brodkey’s base salary is $132,000 per year. Mr. Brodkey also received 1,700,000 stock options, the terms of which are as set forth below. Mr. Brodkey is paid through a payroll service agreement administered by Kriyah Consultants LLC, a company engaged by the Company to provide administrative services. Under the terms of that agreement payroll amounts and the cost of health insurance benefits are billed to the Company. These include all amounts related to Mr. Brodkey’s employment.

Long Term Incentive Plan (LTIP Awards)

The Company does not have a long term incentive plan, pursuant to which cash or non-cash compensation intended to serve as an incentive for performance (whereby performance is measured by reference to financial performance or the price of the Company’s securities), was paid or distributed to any executive officers during the three most recent completed years.

Options and Stock Appreciation Rights (SARs)

Directors are not paid any fees in their capacity as directors of the Company. The directors are entitled to participate in the Company’s stock option plan.

Stock options granted to the named executive officers and directors during the fiscal year ended October 31, 2007 are provided in the table below:

Name of Option Holder	Number of Outstanding Options Held		Date of Grant	Exercise Price of Options	Expiry Date

Stafford Kelley	250,000	*	5/14/2007	$0.50	5/14/2012

Rakesh Malhotra	250,000	*	5/14/2007	$0.50	5/14/2012

Todd Montgomery	250,000	*	5/14/2007	$0.50	5/14/2012

George Orr	100,000	*	5/14/2007	$0.50	5/14/2012
	150,000	*	8/09/2007	$0.51	8/08/2012

Donald Padgett	250,000	*	5/14/2007	$0.50	5/14/2012

Elden Schorn	100,000	*	5/14/2007	$0.50	5/14/2012
	150,000	*	7/20/2007	$0.50	7/19/2012

William G. Timmins	250,000	*	5/14/2007	$0.50	5/14/2012

Brent Walter	100,000	*	5/14/2007	$0.50	5/14/2012

Andrew Brodkey**	1,700,000	**	8/9/2007	$0.50	8/1/2012

David Hackman	250,000	*	8/9/2007	$0.51	8/19/2012

Harold Gardner	250,000	*	8/9/2007	$0.51	8/19/2012

Jodi Henderson	100,000	***	7/20/2007	$0.50	7/19/2012

* These options vest at the rate of 1/12th per month from the date granted

** These options have a term of five years commencing on August 1, 2007, and vest as follows: 200,000 options vested as of August 1, 2007 and the balance will vest at the rate of 66,666 options per month commencing on January 1, 2008.

*** These options vest at the rate of 50,000 options on July 20, 2008 and 50,000 options on July 20, 2009.

No stock options were exercised during the fiscal year ended October 31, 2007.

Compensation of Directors or Other Arrangements

See above

Indebtedness of Directors and Executive Officers

None.

Item 11   Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have 40,207,480 shares of common stock issued and outstanding as of January 8, 2008. We have included in the table below the number of common shares of Pacific Copper held by the officers and directors of Pacific Copper. The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares.

Name and Address	Number of Shares	Percentage
Of Beneficial Owner	of Common Stock	Class Held

Todd D. Montgomery	600,000	1.49% of Common Shares
Former President
1025 Grayson Cres.
Moose Jaw, SASK S6H 4N7

Brent J. Walter
Former Director	200,000	0.49% of Common Shares
2417 - 32nd Avenue SW
Calgary, AB T2T 1X4

William (Bill) G. Timmins	500,000	1.24% of Common Shares
#3 - 950 Lanfranco Rd.
Kelowna, B.C. V1W 3W8

M. Elden Schorn	100,000	0.24% of Common Shares
Suite 1247 - 235 Keith Rd.
West Vancouver, B.C. V7T 1L5

Stafford Kelley, Corporate Secretary	200,000	0.49% of Common Shares
146 Trelawn Avenue
Oakville, ON L6J 2R4

Rakesh Malhotra, Chief Financial Officer	60,000	0.14% of Common Shares
4580 Beaufort Terrace
Mississauga, ON L5M 3H7

Harold Gardner (1)	2,425,000	6.04% of Common Shares
22604 S. 215th Street
Queen Creek, AZ 85242

David Hackman (1)	2,425,000	6.04% of Common Shares
3430 E. Sunrise Drive, Ste 160
Tucson, AZ 85718

Eduardo Esteffan (1) (2)	2,363,452	5.89% of Common Shares
Van Buren 208
Copiapo, Chile
TOTAL	8,873,452	22.1% of Common Shares

1 These shares are held in escrows established in connection with the acquisition of our subsidiaries in South America. The shares will be released from the escrows upon satisfaction of certain post-closing items specified in the Closing and Escrow agreements governing such escrows. For more information, please see Item 2 – Description of Property– PACIFIC COPPER IN SOUTH AMERICA – SOCIEDAD PACIFIC COPPER CHILE LIMITADA and PACIFIC COPPER PERU SRL.

2 Eduardo Esteffan is a director of Pacific Copper Chile LTDA. In addition to his shares of Pacific Copper, Mr. Esteffan holds a 1% interest in Pacific Copper Chile LTDA as described in “PACIFIC COPPER IN SOUTH AMERICA - SOCIEDAD PACIFIC COPPER CHILE LIMITADA.”

As a group management and the directors own or control 22.1% of the issued and outstanding shares of Pacific Copper.

Agosto Corporation Limited, based in St. James, Barbados, BVI, and controlled by Gordon Murphy, a resident of Barbados, BVI, owns approximately 15.1% of the outstanding shares of the Company.

Donald Stiles owns approximately 6.04% of the outstanding shares of the Company. Mr. Stiles’ shares are held in an escrow established in connection with the acquisition of our subsidiary in Peru. The shares will be released from the escrow upon satisfaction of certain post-closing items specified in the Closing and Escrow agreement governing such escrow. For more information, please see Item 2 – Description of Property– PACIFIC COPPER IN SOUTH AMERICA – PACIFIC COPPER PERU SRL.

 Item 12.   Certain relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Medallion Capital Corp., an Ontario, Canada Corporation (“Medallion”) provides office space, secretarial services, accounting services and other administrative services to Pacific Copper pursuant to a Consulting Services Agreement with the Company dated September 1, 2006. Medallion is wholly owned by its President, Stafford Kelley. Stafford Kelley is the Corporate Secretary of Pacific Copper. Under the terms of this Consulting Agreement, Medallion is responsible for the following items:

(a)  prepare all necessary documents and other information required in connection with registration and listing of the Company’s stock;

(b)  complete a due diligence and valuation review of Pacific Copper in connection with the registration of the Company’s stock;

(c)  advise Pacific Copper regarding financial planning and corporate development;

(d)  prepare or cause to be prepared a Business Plan and public relations materials for Pacific Copper;

(e)  prepare agreements for financing and other contracts and obtain the company's legal counsel’s approval of such agreements or contracts prior to execution; and

(f)  Carry out management and corporate record keeping functions.

Pursuant to the Consulting Agreement, Medallion receives $7,500 per month and the Company has expensed a total of $90,000 for the year ended October 31, 2007 in connection with its provision of the above services.

On January 17, 2008 Medallion Capital Corp. submitted notice of termination of the Consulting Services Agreement in anticipation of Kriyah Consulting LLC assuming these services to the Company.

David Hackman, a member of the Company’s Board of Directors, also has provided consulting services to the Company. A total of $37,500 was accrued to be paid to his company, Sage Associates, Inc. for the period ended October 31, 2007. This amount was paid subsequent to October 31, 2007. Mr. Hackman was also a former partner of the Company’s subsidiary, Peru SRL, acquired by the Company on January 8, 2008. He received 2,425,000 shares of the Company’s common stock as compensation for his interest in Peru SRL. For more information see “Item 2- Description of Property” herein.

Harold Gardner, a director of the Company, has provided consulting services to the Company. A total of $37,500 was accrued to be paid to his company, Pro Business Trust, for the period ended October 31, 2007. This amount was paid subsequent to October 31, 2007. The Company advanced $50,000, for the cost of the formation of Peru SRL and Pacific LTDA ($25,000 for each Subsidiary), to Pro Business Trust. These funds are as also being used to satisfy closing items to be provided by the former partners of both companies. The Company also loaned $763,000 to Gareste LTDA, a Chilean company that is 50% owned by Mr. Gardner, for work to be carried out on properties acquired, and to be acquired, by the Company. (See details below).

On the dates shown below, the Company entered into loan agreements evidenced by promissory notes from Gareste Limitada, a Chilean limited liability company (“Gareste LTDA”). We refer to these promissory notes as the “Promissory Notes.” Gareste LTDA is 50% owned by Harold Gardner and 50% by Eduardo Esteffan. Harold Gardner became a director of the Company on August 9, 2007 and Eduardo Esteffan became a director of the Chilean subsidiary on January on January 8, 2008. The Promissory Notes were given for funds advanced by the Company to cover drilling and exploration costs on the properties in Chile and Peru prior to the Company’s acquisition of the subsidiaries that owned the properties. The Promissory Notes, by their terms, specified that principal and interest would be deemed to be repaid by Gareste LTDA upon presentment to Pacific Copper of evidence of drilling and exploration costs incurred on behalf of the Company. The dates and amounts of the Promissory Notes are listed below.

May 1, 2007	$200,000
August 2, 2007	200,000
September 12, 2007	163,000
September 28, 2007 301,000
October 1, 2007	502,000
Total:	$1,366,000

While we received Promissory Notes totaling $1,366,000, the Company only advanced a total of $763,000 as of the year ended October 31, 2007. We received accounting records relating to exploration expenditures incurred prior to the year ended October 31, 2007 in the amount of $763,000 and have expensed this amount on the financial statements. Subsequent to the year end, on November 20, 2007 we advanced a further loan of $225,000 against the Promissory Notes outstanding.

On January 3, 2008, the Company cancelled all the Promissory Notes and accepted a new Promissory Note from Gareste LTDA in the amount of $225,000 from Gareste LTDA to cover the November 20, 2007 advance. The new Promissory Note is due on or before March 31, 2008. It is intended that the amount due under this new Promissory Note will be repaid by Gareste LTDA presenting evidence of its having incurred further expenses on the Company’s behalf in Chile and Peru.

The Company entered into an agreement with Kriyah Consultants LLC ("Kriyah"), dated as of August 22, 2007, for the performance of certain administrative and management services.  The Company expects that in the future Kriyah will assume the administrative and management services currently performed by Medallion Capital Corp. for the Company. Andrew Brodkey, the Company’s President and Chief Executive Officer, is also the Manager of Kriyah. The agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Agreement upon 60 days prior written notice. Under the Agreement, Kriyah received an initial payment of $57,504 to cover the Company’s share of Kriyah’s startup expenses. Kriyah will receive payments of $4,000 each month thereafter as management fees, and the Company will reimburse Kriyah for a portion of Kriyah’s overhead expenses to be allocated by Kriyah and consented to by the Company.  Upon execution of the Agreement, the Company issued Kriyah 1,000,000 common share purchase warrants where each warrant entitled the holder to purchase one common share of the Company at $0.60 per share until August 22, 2012. The warrants will vest beginning on August 22, 2007 over a period of two years at the rate of 250,000 warrants every 6 months. On October 10, 2007 Kriyah assigned 500,000 of the warrants to Mr. Brodkey. In order to facilitate the retention of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.

On September 1, 2007, the Company entered into a Payroll Service Agreement with Kriyah to administer payroll and health insurance benefits to Andrew A. Brodkey, President & Chief Executive Officer of the Company. The Company shall reimburse Kriyah monthly for all direct costs of wages and health insurance benefits provided by Kriyah and invoiced to the Company for Mr. Brodkey.

Andrew Brodkey, President, CEO, Director and Chairman of the Board of Directors, was paid $11,000 by the Company and $27,276 by Kriyah including payroll amounts and benefits reimbursed to Kriyah by the Company during the year ended October 31, 2007. Mr. Brodkey was assigned 500,000 Warrants, from Kriyah, to purchase Common shares of the Company at $0.60 per share on or before August 22, 2012.

Jodi Henderson, Assistant Secretary of the Company, is an employee of Kriyah and was paid $1,666 by the Company and $3,406 by Kriyah, including payroll amounts and benefits that were reimbursed by the Company during the year ended October 31, 2007.

George Orr, a Director of the Company, is also a director of Sweetwater Capital Corporation, a company providing investor relations services to the Company as further described herein.

The Company expensed $10,491.44 for services rendered by Rakesh Malhotra, the Chief Financial Officer of the Company, for the period ended October 31, 2007.

Item 13.   Exhibits and Reports on Form 8-K

The Financials Statements and Report of Schwartz Levitsky Feldman, LLP for the year ended October 31, 2007 are filed as part of this report.

Index to Exhibits

List of Subsidiaries	21.1

Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Mining Lease Agreement	99.1

Assignment of Mining Lease Agreement	99.2

Guaranty Agreement	99.3

Consent of Schwartz Levitsky Feldman, LLP	99.4

Report of Schwartz Levitsky Feldman, LLP	F-1

In addition, the following reports are incorporated by reference:

Current Report on Form 8-K/A “Item 8.01- Other Items”, dated January 8, 2008;

Current Report of Form 8-K “Item 8.01- Other Items,” dated January 8, 2008;

Current Report of Form 8-K “Item 8.01- Other Items,” dated December 17, 2007;

Current Report of Form 8-K “Item 1.01- Entry into a Material Definitive Agreement” and “Item 8.01- Other Events,” dated August 24, 2007;

Current Report of Form 8-K “Item 1.01- Entry into a Material Definitive Agreement” and “Item 5.02 Departure of Director or Principal Officer”, dated August 14, 2007

Current Report of Form 8-K, “Item 8.01- Other Events,” dated July 21, 2007;

Current Report of Form 8-K “Item 5.02 Departure of Director or Principal Officer”, dated May 22, 2007;

Current Report of Form 8-K, “Item 1.01- Entry into a Material Definitive Agreement”, dated April 25, 2007;

Current Report on Form 8-K, “Item 3.02- Unregistered Sale of Equity Securities”, dated March 22, 2007

Item 14.   Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal year ended October 31, 2007.

Audit Fees. The Company expensed audit and audit related fees for Schwartz Levitsky Feldman, LLP of approximately $22,922.13. for the fiscal year ended October 31, 2007.

The Company paid to Schwartz Levitsky Feldman, LLP audit and audit related fees of approximately $6,360.00 for the fiscal year ended October 31, 2006.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23 day of January, 2008.

SIGNATURE		TITLE	DATE

/s/	Andrew Brodkey	Director, President and CEO	January 23, 2008
Andrew Brodkey

/s/	William Timmins	Director	January 23, 2008
William Timmins

/s/	Donald G. Padgett	Director	January 23, 2008
Donald G. Padgett

/s/	M. Elden Schorn	Director	January 23, 2008
M. Elden Schorn

/s/	George Orr	Director	January 23, 2008
George Orr

/s/	Harold Gardner	Director	January 23,2008
Harold Gardner

/s/	David Hackman	Director	January 23, 2008
David Hackman

/s/	Rakesh Malhotra	Chief Financial Officer	January 23, 2008
Rakesh Malhotra

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2007 AND 2006

(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	1

Balance Sheets as at October 31, 2007 and October 31, 2006	2

Statements of Operations and Comprehensive loss for the years ended October 31, 2007 and October 31, 2006 and the period from inception (May 18, 1999) to October 31, 2007	3

Statements of Stockholders' Equity for the years ended October 31, 2007 and October 31, 2006 and the period from inception (May 18, 1999) to October 31, 2007	4

Statements of Cash Flows for the years ended October 31, 2007 and October 31, 2006 and the period from inception (May 18, 1999) to October 31, 2007	5

Notes to Financial Statements	6 - 28

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pacific Copper Corp.
(Formerly Gate-1 Financial, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Pacific Copper Corp. (formerly Gate-1 Financial, Inc.) as at October 31, 2007 and 2006 and the related statements of operations and comprehensive loss, cash flows and stockholders’ equity for the years ended October 31, 2007 and 2006 and for the period from incorporation (May 18, 1999) to October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Copper Corp. as at October 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended October 31, 2007 and 2006 and for the period from incorporation (May 18, 1999) to October 31, 2007 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is an exploration stage mining company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Licensed Public Accountants
December 21, 2007	Chartered Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Balance Sheets as at
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

	October 31,	October 31,
	2007	2006
	$	$
ASSETS
Current
Cash and cash equivalents	1,617,344	378,979
Prepaid expenses and other receivables	72,148	11,819

Total Current Assets	1,689,492	390,798
Plant and Equipment, net (note 4)	38,206	1,132

Total Assets	1,727,698	391,930

LIABILITIES
Current
Accounts payable	314,047	58,370
Accrued professional fees	20,000	6,000
Other accrued liabilities	23,265	4,103

Total Current Liabilities	357,312	68,383

Going Concern (note 2)
Related Party Transactions (note 9)
Commitments and Contingencies (note 8)

STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2005 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 29,145,932 issued and outstanding (2006 -17,315,932)	2,915	1,732
Additional Paid-in Capital	6,028,123	979,189
Deferred stock compensation (note 11)	(1,062,499)	-
Deficit Accumulated During the Exploration Stage	(3,598,153)	(657,374)

Total Stockholders' Equity	1,370,386	323,547

Total Liabilities and Stockholders' Equity	1,727,698	391,930

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Statements of Operations and Comprehensive loss
Years Ended October 31, 2007 and 2006 and the Period from Inception (May 18, 1999) to October 31, 2007
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2007	2006

Operating Expenses

General and administration	1,452,676	1,388,014	54,741
Project expenses	2,199,276	1,606,564	592,712
Amortization	709	709	-
Total Operating Expenses	3,652,661	2,995,287	647,453

Loss from Operations	(3,652,661)	(2,995,287)	(647,453)

Interest Income	54,508	54,508	-

Loss before Income Taxes	3,598,153	(2,940,779)	(647,453)

Provision for income taxes	-	-	-

Net Loss and Comprehensive loss	(3,598,153)	(2,940,779)	(647,453)

Loss per share-Basic and Diluted		(0.12)	(0.08)

Weighted Average Common Shares Outstanding		23,534,425	8,155,329

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Statements of Changes in Stockholders’ Equity
For the years ended October 31, 2007 and 2006 and from the period of inception (May 18, 1999) to October 31, 2007
(Amounts expressed in US Dollars)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$

Common stock issued on inception	1		1			1

Common shares issued for nil consideration (note 5)	7,605,932	761	(761)		-	-

Cancelled shares	(1)	-	(1)			(1)

Contributed Services			8,743			8,743

Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-		(8,743)	(8,743)

Balance, October 31, 2004	7,605,932	761	7,982	-	(8,743)	-

Contributed Services			1,178			1,178

Net Loss			-		(1,178)	(1,178)

Balance October 31, 2005	7,605,932	761	9,160	-	(9,921)	-

Common shares issued for cash	4,710,000	471	470,529		-	471,000

Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500			500,000

Net Loss	-	-	-		(647,453)	(647,453)

Balance, October 31, 2006	17,315,932	1,732	979,189	-	(657,374)	$323,547

Common shares issued for cash	660,000	66	65,934			66,000
Common shares issued for cash	2,000,000	200	199,800			200,000
Common shares issued for cash	4,520,000	452	2,259,548			2,260,000
Stock subscriptions received		30,000				30,000
Stock Issuance cost		(72,800)	(72,800)
Common shares issued for stock subscriptions received	60,000	6	(6)			-
Common shares issued for cash	1,590,000	159	794,841			795,000
Common shares issued for services	3,000,000	300	1,499,700	(1,062,499)		437,501
Stock based compensation		294,574				294,574
Compensation expense on issue of warrants		21,093				21,093
Stock Issuance cost		(43,750)				(43,750)
Net Loss	-	-	-		(2,940,779)	(2,940,779)
Balance October 31, 2007	29,145,932	2,915	6,028,123	(1,062,499)	(3,598,153)	$1,370,386

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Statements of Cash Flows for the
years ended Oct 31, 2007 and, 2006 and the Period from Inception (May 18, 1999) to October 31, 2007
(Amounts expressed in US Dollars)

	Cumulative
	Since	Oct 31,	Oct 31,
	Inception	2007	2006
Cash Flows from Operating Activities
Net Loss	(3,598,153)	(2,940,779)	(647,453)
Adjustment for:
Amortization	709	709	-
Stock based compensation	294,574	294,574	-
Compensation expense on issue of warrants	21,093	21,093	-
Expenses credited to Additional Paid-in Capital	9,921	-	-
Shares issued for mineral claims, as part of project expenses	500,000	-	500,000
Shares issued for services (net of prepaid)	437,501	437,501	-
Changes in non-cash working capital
Prepaid expenses	(72,148)	(60,329)	(11,819)
Accounts payable	314,047	255,677	58,370
Accrued liabilities for operating activities	43,265	33,252	10,013

Net cash used in operating activities	(2,049,191)	(1,958,302)	(90,889)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(38,915)	(37,783)	(1,132)

Net cash used in investing activities	(38,915)	(37,783)	(1,132)

Cash Flows from Financing Activities
Issuance of common shares for cash	3,705,450	3,234,450	471,000

Net cash provided by financing activities	3,705,450	3,234,450	471,000

Net increase in Cash and Cash equivalents	1,617,344	1,238,365	378,979
Cash- beginning of period	-	378,979	-
Cash - end of period	1,617,344	1,617,344	378,979
Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

1.	Nature of Business and Operations

Pacific Copper Corp. (the "Company"), was incorporated on May 18, 1999 as Gate-1 Financial, Inc. under the laws of the State of Delaware. On August 17, 2006, Gate-1 Financial, Inc. changed its name to Pacific Copper Corp. The Company operates with the intent of exploration and extraction of minerals.

2.	Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at year end there are certain conditions prevailing which cast substantial doubt as to the validity of using the going concern assumption. These conditions along with management’s plan to mitigate them are described below.

The Company is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $2,940,779 for the year ended October 31, 2007. At October 31, 2007, the Company had an accumulated deficit during the exploration stage of $3,598,153. The Company has funded operations through the issuance of capital stock. In September and October 2006, the Company issued its common stock for gross proceeds of $471,000. During the quarter ended January 31, 2007 the Company raised an additional $66,000. During the quarter ended April 30, 2007, the Company raised an additional $2,490,000. During the quarter ended July 31, 2007 the Company raised an additional $795,000. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and their basis of application is consistent with that of the previous year. Outlined below are the significant accounting policies:

Basis of Presentation

a)	Cash and Cash Equivalents

Cash consists of cash and cash equivalents, which are short-term, highly liquid investments with original terms to maturity of 90 days or less.

b)	Mineral Rights

The Company has been in the exploration stage and has not yet realized any revenues from operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. The Emerging Issues Task Force issued EITF 04-3, Mining Assets: Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144. The Company being a junior mining Company, is in its early stages of exploration and unable to allocate any economic values beyond the proven and probable reserve. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off to project expenses. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

3. Summary of Significant Accounting Policies (cont'd)

c)	Plant and Equipment

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

d)	Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

e)	Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with Financial Accounting Standards Board ("FASB") Statement No. 143, "Accounting for Asset Retirement Obligations" (“Statement 143”), which requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which a company incurs the obligation.

f)	Revenue Recognition

Revenue is recognized when the metals are extracted, processed, and sold. The Company will record revenues from the sale of copper or other metals when delivery to the customer has occurred, collectability is reasonably assured and title has transferred.

g)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

h)	Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" which requires disclosure in the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at October 31, 2007 and 2006 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At October 31, 2007, there were 1,075,000 stock options and 3,568,100 warrants outstanding. At October 31, 2006, there were no options or warrants outstanding.

i)	Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of October 31, 2007 and 2006 the carrying value of financial instruments approximates their fair value due to the short-term maturity of these instruments.

Commodity Price Risk:
The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

Long-term Financial Instruments
The fair value of each of the Company’s long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company’s current borrowing rate for similar instruments of comparable maturity would be.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

j)	Stock Based Compensation

The Company had adopted the provisions of SFAS 123 (R) on November 1, 2005. All awards granted to employees and non-employees after October 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

k)	Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

l)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accruals, estimates for calculation for stock based compensation.

m)	Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, SFAS 157 will have on its financial position and operations.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) – the fair value option for financial assets and liabilities including in amendment of SFAS 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations.

This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning November 1, 2009.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Contd.)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning November 1, 2009.

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

		October 31, 2007		October 31, 2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	386	58	-	-
Computer equipment	2,644	521	1,132	-
Operating Equipment	35,885	130	-	-

	38,915	709	1,132	-

Net carrying amount		$38,206		$1,132

5.	Issuance of Common Shares

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

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

5.	Issuance of Common Shares (Cont’d)

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

The Company accrued share issuance expense of $72,800 as a finder’s fee for introduction to subscribers who purchased 2,080,000 units for a total investment of $1,040,000 in the above private placements. The Company subsequently paid this finder’s fee in cash and also issued to the finder a warrant to purchase 145,600 shares at $0.50 per share on or before April 30, 2009.

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

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

5.	Issuance of Common Shares (Cont’d)

The Company, through private placements, issued 1,590,000 units at $0.50 per unit. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.75 per share on or before April 30, 2009.

The Company paid a cash share issuance expense of $43,750 as a finder’s fee for introduction to subscribers purchasing 1,250,000 units for a total investment of $625,000 in the above private placements. The Company also issued to the finder a warrant to purchase 87,500 shares at $0.50 per share on or before April 30, 2009.

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation. The Company will pay Sweetwater $4,000 per month plus 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The said 1,000,000 shares of restricted common stock of the Company were tendered in one certificate on June 1, 2007. The consultant must return any unearned shares upon early termination of the agreement.

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

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

6.	Stock Purchase Warrants

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services. Upon execution of the Kriyah Agreement, the Company issued to Kriyah 1,000,000 common share purchase warrants where each warrant is exercisable into one common share of the Company at the price of $0.60 until August 22, 2012. On October 10, 2007 Kriyah assigned 500,000 of the warrants to Andrew A. Brodkey President and CEO of the Company. The warrants will vest beginning on August 22, 2007 over a period of two years at the rate of 250,000 Warrants every 6 months. The fair value of the warrant was estimated on the grant date using the Black-Scholes option-pricing model. For the year ended October 31, 2007, the Company expensed $21,093 as compensation expense on issue of warrants. There was $192,801 of unrecognized expense related to non-vested warrants. The fair value of the warrant was calculated using the following weighted average assumptions:

Risk free rate of 4.5%, volatility factor 50%, expected dividends 0% and forfeiture rate 0%. The grant date fair value of each warrant was $ 0.21

	Number of Warrants Granted	Exercise Prices	Expiry Date
		$
Outstanding at November 1, 2005 and average exercise price	-	-	-
Granted in year 2006	-	-	-

Outstanding at October 31, 2006 and average exercise price	-	-	-

Granted in year 2007	1,000,000	0.60	8/22/2012
Granted in year 2007	3,085,000	0.75	4/30/2009
Granted in year 2007	233,100	0.50	4/30/2009
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding at October 31, 2007 and average exercise price	4,318,100	0.70
Exercisable at October 31, 2007	3,568,100

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

7.	Stock based compensation

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

During the year ended October 31, 2007, the Board granted the following stock options:

a)	On May 14, 2007, stock options to purchase 250,000 common shares at an exercise price of $0.50/per share, were issued to five Officers/ Directors of the Company for an aggregate of 1,250,000 options.

b)	On May 14, 2007, stock options to purchase 50,000 common shares at a price of $0.50 per share were issued to two consultants for an aggregate of 100,000 options.

c)	On May 14, 2007, stock options to purchase 100,000 common shares at a price of $0.50 per share were issued to a consultant.

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

d)
On May 14, 2007, stock options to purchase 100,000 common shares at an exercise price of $0.50 per share were issued to two directors of the Company and a former chief financial officer of the Company For an aggregate of 300,000 options. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

7.	Stock based compensation-cont’d

e)
On July 20, 2007, stock options to purchase 100,000 common shares at a price of $0.50 per share were issued to a consultant. The options granted shall vest at the rate of 50,000 options on July 20, 2008 and the balance 50,000 options on July 20, 2009. The options granted were for a term of 5 years.

f)	On July 20, 2007, stock options to purchase 150,000 common shares at an exercise price of $0.50 per share were issued to a director.

The options referred to in f) were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

g)
On August 1, 2007, stock options to purchase 1,700,000 common shares at an exercise price of $0.50 per share were issued to the Company’s new CEO. 200,000 options vested on August 1, 2007 and the balance options vest at 66,666 options per month commencing January 1, 2008.

h)
On August 9, 2007, stock options to purchase 650,000 common shares at an exercise price of $0.51 per share were issued to the Company’s two directors for 250,000 options each, and to one director for 150,000 options. These options vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

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

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

7.	Stock based compensation-cont’d

For the year ended October 31, 2007, the Company has recognized in its financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Date of grant	14-May	20-Jul	1-Aug	9-Aug
	2007	2007	2007	2007	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%
Volatility factor	50%	50%	50%	50%
Expected dividends	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.51
Total number of options granted	1,750,000	250,000	1,700,000	650,000	4,350,000
Grant date fair value	$0.24	$0.24	$0.24	$0.24
Stock-based compensation cost expensed during the year ended October31, 2007	$197,178	$13,705	$48,100	$35,591	$294,574

Unexpended Stock -based compensation cost deferred over the vesting period	$223,699	$46,420	$360,752	$119,059	$749,930

As of October 31, 2007 there was $749,930 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended October 31, 2007 and October 31, 2006 was $294,574 and $nil respectively.

The following table summarizes the options outstanding as at October 31, 2007:

	Option Price	Number of shares
Expiry Date	Per Share	2007	2006
May 14, 2012	0.50	1,750,000	-
July 20, 2012	0.50	250,000	-
August 1, 2012	0.50	1,700,000	-
August 9, 2012	0.51	650,000	-

		4,350,000	-
Weighted average exercise price at end of year		0.50	-

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

7.	Stock based compensation-cont’d

	Number of Shares
	2007	2006

Outstanding, beginning of year	-	-
Granted	4,350,000	-
Expired	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, end of year	4,350,000	-
Exercisable, end of year	1,075,000	-

8. Commitments and Contingencies

The Company has entered into a one year renewable contract with Medallion Capital Corp., a private company owned by an officer of the Company, for consulting services commencing September 1, 2006, at a rate of $7,500 per month plus reimbursement of expenses incurred with respect to the operation of the administration of the Corporation. On January 17, 2008 Medallion Capital Corp. submitted notice of termination of the consulting service agreement in anticipation of Kriyah Consulting LLC assuming these services to the Company.

On June 4, 2007, the Company executed an agreement with a drilling company to complete a minimum of 5,000 feet of diamond drilling during the 2007 field season on the Company’s Mazama Project located in Okanagan County, Washington State, USA.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

8.	Commitments and Contingencies-cont’d

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation. The Company will pay Sweetwater $4,000 per month plus 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The said 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007. The consultant must return any unearned shares upon early termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon sixty (60) days written notice to the other provided that the Company may not give notice of cancellation before January 1, 2007.

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

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

8.	Commitments and Contingencies-cont’d

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 (the “Peru Agreement”) with David Hackman, a director of the Company, on behalf of a corporation to be formed in Peru which, prior to closing, will own certain mineral claims located in Peru. On December 17, 2007, Pacific Copper Corp. (the “Company”) completed the acquisition of Pacific Copper Peru SRL, a limited partnership organized under the laws of Peru (“Peru SRL”) pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007 (refer to note 13(a) subsequent events).

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 (the “Chile Agreement”) with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, will own certain mineral claims located in Chile. On January 8, 2008, Pacific Copper Corp. (the “Company”) acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA. (refer to note 13(b) subsequent events).

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

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services.  The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice. Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter. In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona. The Company’s maximum obligation under the lease guarantee, as of October 31, 2007, would be $363,442. in the event of a lease default with full acceleration of rent. Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company. (See note 9(E))

On September 1, 2007, the Company entered into a Payroll Service Agreement with Kriyah Consultants LLC (“Kriyah”) to administer payroll and health insurance benefits to Andrew A. Brodkey, President and CEO of the Company, as contemplated in his Employment Agreement with the Company dated August 1, 2007 (“Employment Agreement”). The Company shall reimburse Kriyah monthly for all direct costs for wages, covered by the Employment Agreement and health benefits provided by Kriyah and invoiced to the Company for Mr. Brodkey.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

8.	Commitments and Contingencies-cont’d

On August 16, 2007 the Company entered into an agreement with HydroGeophysics Inc. (“HGI”) Pursuant to this agreement, HGI will provide certain mineral exploration, analytical and consulting services to the Company, as requested from time to time. These services relate to the Company’s South American subsidiaries. The Company will be invoiced on a monthly basis for services rendered on the projects.

9.	Related Party Transactions

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)	During the year ended October 31, 2007, the Board granted the following stock options to its directors and officers:

a)	On May 14, 2007, stock options to purchase 250,000 common shares at an exercise price of $0.50/per share were issued to five Officers/ Directors of the Company.
These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. All of the options granted were for a term of 5 years.

b)
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

c)
On July 20, 2007, stock options to purchase 150,000 common shares at an exercise price of $0.50 per share were issued to a director. The options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

d)
On August 1, 2007, stock options to purchase 1,700,000 common shares at an exercise price of $0.50 per share were issued to the Company’s new CEO. 200,000 options vested on August 1, 2007 and the balance options vest at 66,666 options per month commencing January 1, 2008.

e)
On August 9, 2007, stock options to purchase 650,000 common shares at an exercise price of $0.50 per share were issued to the Company’s two directors for 250,000 options each, and to one director for 150,000 options. These options vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

f)
During the years ended October 31, 2007, and October 31, 2006, the Company expensed $90,000 and $15,000 respectively to Medallion Capital Corp., a private corporation owned by an officer of the Company for consulting services.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

9.	Related Party Transactions-cont’d

C)
David Hackman, a director of the Company has provided consulting services to the Company and a total of $37,500 was accrued to his company Sage Associates for the year ended October 31, 2007. This amount was paid subsequent to the year end. Mr. Hackman was a 50% partner in Peru SRL and received 2,425,000 share of the Company for his interest in Peru SRL (refer to subsequent events note 13(a))

D)
Harold Gardner a director of the Company has provided consulting services to the Company and a total of $37,500 was accrued to his company Pro Business Trust for th year ended October 31, 2007. This amount was paid subsequent to the year end. The Company also loaned $763,000 to Gareste LTDA a Chilean company 50% owned by Mr. Gardner for exploration work to be carried out on mineral properties being acquired by the Company. The Company received expense details relating to these exploration expenditures prior to October 31, 2007 in the amount of $763,000 and has expensed this amount on the financial statements. Also, Mr. Harold Gardner, was a partner of Pacific LTDA and received 2,425,000 Shares of the Company for his interest in Pacific LTDA (refer to subsequent events note 13(b)).

E)
Andrew A. Brodkey, President, CEO, Director and Chairman of the Board of Directors, was paid $11,000 by the Company and $27,276 by Kriyah including benefits billed to the Company during the year ended October 31, 2007. Mr. Brodkey was assigned 500,000 Warrants, from Kriyah, to purchase Common shares of the Company at $0.60 per share on or before August 22, 2012.

F)
Jodi Henderson, Assistant Secretary and officer of the Company, is an employee of Kriyah and was paid $1,666 by the Company and $3,406 by Kriyah, including payroll burden and benefits that was billed to the Company during the year ended October 31, 2007.

G)	The Company expensed $10,491 for services rendered to the Company by Rakesh Malhotra, the CFO of the Company, during the year ended October 31, 2007.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

10.	Income Taxes

The Company's current and deferred income taxes are as follows:

	2007	2006
Loss before income taxes	$(2,940,779)	$(647,453)
Add back: Non deductible expenses	294,594	-
Loss for Income Tax	(2,646,205)	(647,453)
Expected income tax recovery at the statutory rates of 33.5% (2006 – 33.5%)	$(886,478)	$(216,890)
Valuation allowance	886,478	216,896

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2007	2006
Net operating loss carry forward	$1,106,699	$220,220
Valuation allowance for deferred income tax assets	(1,106,699)	(220,220)

Deferred income taxes	$-	$-

As of October 31, 2007, the Company had approximately $3,303,579 of net operating loss carry forwards which are not yet assessed by the taxation authorities, available to offset future taxable incomes which expire as follows:

2024	$8,743
2025	$1,178
2026	$647,453
2027	$2,646,205
$3,303,579

11.	Deferred Stock Compensation

The Company issued 1,000,000 restricted common shares each to three consultants, for a total of 3,000,000 common shares valued at $1,500,000. The Company expensed proportionate consulting expenses of $437,501 and the balance of $1,062,499 is reflected as a deferred stock compensation expense under shareholders’ equity in the balance sheet.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

12.	Changes in directors and officers

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

On April 30, 2007, Mr. Orr resigned as the Chief Financial Officer of the Company and subsequently accepted appointment to fill a vacancy on its board of directors on August 9, 2007. There were no disagreements between the Company and Mr. Orr with respect to the Company’s operations, policies or practices. Mr. Orr’s options were extended for the full five-year term as originally granted and not terminated because of his resignation. Mr. Rakesh Malhotra was appointed the CFO of the Company on April 30, 2007.

13.	Subsequent Events

a) On December 17, 2007, Pacific Copper Corp. (the “Company”) completed the acquisition of Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru (“Peru SRL”) pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007 (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares (the “Consideration Shares”) of the Company’s common stock to the partners of Peru SRL as consideration for the acquisition of Peru SRL. As a result of the closing, Peru SRL became a subsidiary of the Company.

As of the date of this report, Peru SRL has no material assets. The Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, including the transfer of mineral claims as contemplated in the Peru Agreement prior to the release of the Consideration Shares from escrow.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006
(Amounts expressed in US Dollars)

13.	Subsequent Events-Cont’d

b) On January 8, 2008, Pacific Copper Corp. (the “Company”) acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares to the former partners of Pacific LTDA as consideration for the acquisition (the “Consideration Shares”). Mr. Harold Gardner, a member of the Company’s Board of Directors and a former partner of Pacific LTDA, received 2,425,000 Consideration Shares. As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.

As of the date of this Report, the Company does not consider the Chile Claims to be material assets. That assessment may change after further exploration of the Chile Claims.

At the closing the Amended and Restated Share Exchange Agreement and the Closing and Escrow Agreement were both amended reducing the number of Consideration Shares from 6,150,000 to 6,088,452. The number of Consideration Shares paid to Eduardo Esteffan were reduced from 2,425,000 to 2,363,452 to compensate for the 1% interest in Pacific LTDA that he retained.

The Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the former partners of Pacific LTDA must satisfy certain post-closing items prior to the release of the Consideration Shares from escrow.

c) On November 20, 2007 the Company advanced $225,000 to Gareste LTDA for exploration work to be incurred on the mineral claims in Chile and Peru on properties acquired or to be acquired subsequent to the year end (refer to note 13 (a) and (b) as above)

d) On January 3, 2008, the Company accepted a Promissory Note in the amount of $225,000 from Gareste LTDA affiliated with the sellers under the Peru Agreement. The Note is due on or before March 31, 2007. This Note replaces all Promissory Notes outstanding.

e) On December 28, 2007, the Company guaranteed to Sociedad Pacific Copper Chile Limitada, full and timely payment of all amounts due pursuant to the lease of certain mining claims identified as La Guanaca claims, and performance of all of the obligations under a Mining Lease Agreement assigned to the Company. Under the terms of the lease the Company is obligated to pay $2,000 per month.

f) On Jan 8, 2008 Eduardo Esteffan was appointed as director of the Chile subsidiary.

14.	Geographic location of assets

Except for Cash and Cash equivalent for $204,867 located in Canada, all assets in the financial statements are located in the United States of America.