Form 10QSB
period 2008-01-31
Pacific Copper Corp.
filed 2008-03-17
CIK 1387522

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO __________

Commission File Number: 000-52495

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of January 31, 2008
Common Shares $ .0001 par value	40,084,384

Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☒

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
(Unaudited- Prepared by Management)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Consolidated Balance Sheets as of January 31, 2008 and October 31, 2007	2

Interim Consolidated Statements of Operations for the three months ended January 31, 2008 and January 31, 2007	3

Interim Consolidated Statements of Changes in Stockholders' Equity for the three months ended January 31, 2008 and the year ended October 31, 2007	4

Interim Consolidated Statements of Cash Flows for the three months ended January 31, 2008 and January 31, 2007	5

Condensed Notes to Interim Consolidated Financial Statements	6-18

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
January 31, 2008 and October 31, 2007
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	January 31, 2008	October 31, 2007
	$	$
ASSETS
Current
Cash and cash equivalents	389,229	1,617,344
Prepaid expenses and other receivables	55,347	72,148

Total Current Assets	444,576	1,689,492
Plant and Equipment, net (note 4)	99,209	38,206
Mining claims (note 8)	600	-

Total Assets	544,385	1,727,698

LIABILITIES
Current
Accounts payable	175,540	314,047
Accrued professional fees	7,000	20,000
Other accrued liabilities	-	23,265

Total Current Liabilities	182,540	357,312

Minority Interest (note 3)	55,245	-

Going Concern (note 2)

Commitments and Contingencies (note 9)

Related Party Transactions (note 10)

STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (October 31, 2007 – nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 40,084,384 issued and outstanding (October 31, 2007 –29,145,932)	4,008	2,915
Additional Paid-in Capital	11,696,213	6,028,123
Deferred stock compensation (note 12)	(799,999)	(1,062,499)
Deficit Accumulated During the Exploration Stage	(10,593,622)	(3,598,153)

Total Stockholders' Equity	306,600	1,370,386

Total Liabilities and Stockholders' Equity	544,385	1,727,698

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the three months ended January 31, 2008 and January 31, 2007 and the
Period from Inception (June 3, 1999) to January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	Cumulative since inception	For the quarter ended January 31, 2008	For the quarter ended January 31, 2007

	$	$	$

Operating Expenses

General and administration (Note 12)	2,213,064	760,388	60,614
Project expenses (note 11)	2,905,939	706,663	67,177
Mineral claims acquisition cost expense (note 8)	5,523,871	5,523,871	-
Amortization	5,256	4,547	89

Total Operating Expenses	10,648,130	6,995,469	127,880

Loss from Operations	(10,648,130)	(6,995,469)	(127,880)

Interest Income	54,508	-	3,463

Loss before Income Taxes	(10,593,622)	(6,995,469)	(124,417)

Provision for income taxes	-	-	-

Net Loss	(10,593,622)	(6,995,469)	(124,417)

Loss per share-Basic and Diluted		(0.21)	(0.01)

Weighted Average Common Shares Outstanding		33,159,224	17,930,280

  See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
			Paid-in	Stock	Exploration	Stockholders'
	Number of Shares	Amount $	Capital $	Compensation $	Stage $	Equity

Common stock issued on inception	1		1			1

Common shares issued for nil consideration	7,605,932	761	(761)		-	-

Cancelled shares	(1)	-	(1)			(1)

Contributed Services			8,743			8,743

Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-		(8,743)	(8,743)

Balance, October 31, 2004	7,605,932	761	7,982	-	(8,743)	-

Contributed Services			1,178			1,178

Net Loss			-		(1,178)	(1,178)

Balance October 31, 2005	7,605,932	761	9,160	-	(9,921)	-

Common shares issued for cash	4,710,000	471	470,529		-	471,000

Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500			500,000

Net Loss	-	-	-		(647,453)	(647,453)

Balance, October 31, 2006	17,315,932	1,732	979,189	-	(657,374)	$323,547

Common shares issued for cash	660,000	66	65,934			66,000
Common shares issued for cash	2,000,000	200	199,800			200,000
Common shares issued for cash	4,520,000	452	2,259,548			2,260,000
Stock subscriptions received			30,000			30,000
Stock Issuance cost			(72,800)			(72,800)
Common shares issued for stock subscriptions received	60,000	6	(6)			-
Common shares issued for cash	1,590,000	159	794,841			795,000
Common shares issued for services	3,000,000	300	1,499,700	(1,062,499)		437,501
Stock based compensation	294,574	294,574
Compensation expense on issue of warrants	21,093	21,093
Stock Issuance cost	(43,750)	(43,750)
Net Loss	-	-	-		(2,940,779)	(2,940,779)
Balance October 31, 2007	29,145,932	2,915	6,028,123	(1,062,499)	(3,598,153)	$1,370,386
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515			2,425,000
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617			3,044,225
Stock based compensation	-	-	173,221	-	-	173,221
Compensation expense on issue of warrants	-	-	26,737	-	-	26,737
Amortization of deferred stock compensation	-	-	-	262,500	-	262,500
Net Loss for the three months ended January 31, 2008	-	-	-	-	(6,995,469)	(6,995,469)
Balance January 31, 2008	40,084,384	4,008	11,696,213	(799,999)	(10,593,622)	306,600

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Cash Flows
For the three months ended January 31, 2008 and January 31, 2007
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	Cumulative Since Inception	January 31, 2008	January 31, 2007
Cash Flows from Operating Activities
Net Loss	(10,593,622)	(6,995,469)	(124,417)
Adjustment for:
Amortization	5,256	4,547	89
Stock based compensation	467,795	173,221	-
Compensation expense on issue of warrants	47,830	26,737	-
Expenses credited to Additional Paid-in Capital	9,921	-	-
Shares issued for mineral claims	5,969,225	5,469,225	-
Shares issued for services	700,001	262,500	-
Changes in non-cash working capital
Prepaid expenses	(55,347)	16,801	3,781
Accounts payable	175,540	(138,507)	(17,494)
Accrued liabilities	7,000	(36,265)	(6,413)
Minority Interest	55,245	55,245	-

Net cash used in operating activities	(3,211,156)	(1,161,965)	(144,454)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(104,465)	(65,550)	(965)
Acquisition of mineral claims	(600)	(600)	-

Net cash used in investing activities	(105,065)	(66,150)	(965)

Cash Flows from Financing Activities
Issuance of common shares for cash	3,705,450	-	66,000

Net cash provided by financing activities	3,705,450	-	66,000

Net increase (decrease) in Cash and Cash equivalents	389,229	(1,228,115)	(79,419)
Cash- beginning of period	-	1,617,344	378,979
Cash - end of period	389,229	389,229	299,560

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended October 31, 2008. Interim financial statements should be read in conjunction with the company’s annual audited financial statements.

The interim consolidated financial statements include the accounts of Pacific Copper Corp. (the “Company” ), and its subsidiaries Pacific Copper Peru SRL, a limited liability partnership (99% owned by the Company) and Sociedad Pacific Copper Chile Limitada, a limited liability partnership (99% owned by the Company). All material inter-company accounts and transactions have been eliminated.

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

The Company is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $6,995,469 for the three month period ended January 31, 2008. This loss includes a non-cash loss for $5,523,871 relating to non capitalization and expensing of mineral claims relating to acquisition of the Peru and Chile subsidiaries (note 3). At January 31, 2008, the Company had an accumulated deficit during the exploration stage of $10,593,622. The Company has funded operations through the issuance of capital stock. During the year ended October 31, 2007, the Company raised $3,234,450. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

3.	Nature of Business and Operations

The Company was incorporated on May 18, 1999 as Gate-1 Financial, Inc. under the laws of the State of Delaware. On August 17, 2006, Gate-1 Financial, Inc. changed its name to Pacific Copper Corp. The Company operates with the intent of exploration and, if feasible, extraction of minerals.

On December 17, 2007, Pacific Copper completed the acquisition of Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru (“Peru SRL”) pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”).

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Business and Operations-Cont’d

Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. The 1% minority interest was credited with $24,495. As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Peru Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow.

On January 8, 2008, Pacific Copper acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA. The 1% minority interest was credited with $30,750. As a result of the acquisition, Pacific LTDA became a subsidiary of the Company. The Chile Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the former partners of Pacific LTDA must satisfy certain post-closing items prior to the release of the Chile Consideration Shares from escrow.

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	January 31,2008		October 31, 2007

	Cost $	Accumulated Depreciation $	Cost $	Accumulated Depreciation $

Office, furniture and fixtures	386	77	386	58
Computer equipment	2,644	718	2,644	521
Operating equipment	101,435	4,461	35,885	130

	104,465	5,256	38,915	709

Net carrying amount	$99,209		$38,206

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Issuance of Common Shares

2007

Three months ended January 31, 2007

During the three months ended January 31, 2007, the Company issued 660,000 common shares through private placement for gross proceeds of $66,000.

Three months ended April 30, 2007

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

Three months ended July 31, 2007

A private placement which commenced in the quarter ended April 30, 2007 (disclosed above) in the amount of $30,000 for 60,000 units at $0.50 per unit was fully closed in the quarter ended July 31, 2007. Each unit consists of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.75 per share on or before April 30, 2009.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Issuance of Common Shares-Cont’d

2008

Quarter ended January 31, 2008

On December 17, 2007, Pacific Copper completed the acquisition of Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru (“Peru SRL”) pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007 (the “Peru Agreement”).Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Peru Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the “Peru Closing Agreement”). Pursuant to the terms of the Peru Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow, which has not yet occurred. The Company capitalized $200 and expensed the balance consideration of $2,424,800 relating to the issue of shares for acquisition of mineral properties of Peru SRL, calculated at $0.50 per share (note 8)

On January 8, 2008, Pacific Copper acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA. As a result of the acquisition, Pacific LTDA became a subsidiary of the Company. The Chile Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the “Chile Closing Agreement”). Pursuant to the terms of the Chile Closing Agreement, the former partners of Pacific LTDA must satisfy certain post-closing items prior to the release of the Chile Consideration Shares from escrow, which has not yet occurred. The Company capitalized $400 and expensed the balance consideration of $3,043,826 relating to the acquisition of mineral properties of Pacific LTDA as project expense, calculated at $0.50 per share (note 8)

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Stock Purchase Warrants

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services. Upon execution of the Kriyah Agreement, the Company issued to Kriyah 1,000,000 common share purchase warrants where each warrant is exercisable into one common share of the Company at the price of $0.60 until August 22, 2012. The warrants will vest beginning on August 22, 2007 over a period of two years at the rate of 250,000 Warrants every 6 months. The fair value of the warrants was estimated on the grant date using the Black-Scholes option-pricing model. For the year ended October 31, 2007, the Company expensed $21,093 as compensation expense on issue of warrants. During the quarter ended January 31, 08, the Company expensed $26,737 as compensation expense on issue of warrants. There was $166,064 of unrecognized expense related to non-vested warrants.

7.	Stock Based Compensation

For the three month period ended January 31, 2008, the Company has recognized in its financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Date of grant	14-May	20-Jul	1-Aug	9-Aug
	2007	2007	2007	2007	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%
Volatility factor	50%	50%	50%	50%
Expected dividends	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.51
Total number of options granted	1,750,000	250,000	1,700,000	650,000	4,350,000
Grant date fair value	$0.24	$0.24	$0.24	$0.24
Stock-based compensation cost expensed during the three month period ended January 31, 2008	$106,084	$12,124	$16,033	$38,980	$173,221
Unexpended Stock -based compensation cost deferred over the vesting period	$117,615	$34,296	$344,719	$80,079	$576,709

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-cont’d

As of January 31, 2008 there was $576,709 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the three month period ended January 31, 2008 was $173,221.

8.	Mining Claims

a) On December 17, 2007, Pacific Copper acquired Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru (“Peru SRL”) pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. The 1% minority interest was credited with $24,495. As a result of the acquisition, Peru SRL became a subsidiary of the Company.

The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims.

Pursuant to this acquisition the Company acquired interests in the following mineral claims which were capitalized at $100 each:

Tonalia (subject to the completion of the formal documentation)
Don Javier (subject to the completion of formal documentation)

The Company does not consider either of the foregoing mineral claims to be material assets at this time, but our assessment may change after further work is done on the properties.

b) On January 8, 2008, Pacific Copper acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA. The 1% minority interest was credited with $30,750. As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.

The Company expensed $3,074,576, relating to the issue of 6,088,452 common shares calculated at $0.50 per common share and the allocation of minority interest for $30,750 net of capitalization for $400 for mineral property claims. Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims. Pursuant to this acquisition the Company acquired interests in the following mineral claims which were capitalized at $100 each:

Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

The Company does not consider the foregoing mineral claims to be material assets at this time, but our assessment may change after further work is done on the properties.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies

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

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 with David Hackman, a director of the Company, on behalf of a corporation to be formed in Peru which, prior to closing, would then own certain mineral claims located in Peru. On December 17, 2007, Pacific Copper completed the acquisition of Pacific Copper Peru SRL, a limited partnership organized under the laws of Peru (“Peru SRL”) pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies-Cont’d

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, would then own certain mineral claims located in Chile. On January 8, 2008, Pacific Copper acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a Share Exchange Agreement entered into as of April 11, 2007 between the Company and the former partners of Pacific LTDA.

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

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services.  The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice. Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter. In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona. The Company’s maximum obligation under the lease guarantee, as of January 31, 2008, would be $$332,290 in the event of a lease default with full acceleration of rent. Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company.

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

On August 16, 2007 the Company entered into an agreement with Hydro Geophysics Inc. (“HGI”) Pursuant to this agreement, HGI will provide certain mineral exploration, analytical and consulting services to the Company, as requested from time to time. These services relate to the Company’s South American subsidiaries. Pacific Copper will be invoiced on a monthly basis for services rendered on the projects.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Related Party Transactions

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A
During the quarter ended January 31, 2008, the Company expensed stock based compensation for $158,066 relating to the vesting of the following stock options issued in year 2007 to its directors and officers:

a)	On May 14, 2007, stock options to purchase 250,000 common shares at an exercise price of $0.50/per share were issued to each of five Officers/ Directors of the Company.

b)
On May 14, 2007, stock options to purchase 100,000 common shares at an exercise price of $0.50 per share were issued to each of two directors of the Company and a former chief financial officer of the Company.

c)	On July 20, 2007, stock options to purchase 150,000 common shares at an exercise price of $0.50 per share were issued to a director.

d)	On August 1, 2007, stock options to purchase 1,700,000 common shares at an exercise price of $0.50 per share were issued to the Company’s new CEO.

e)
On August 9, 2007, stock options to purchase 650,000 common shares at an exercise price of $0.50 per share were issued to the Company’s two directors (250,000 options each), and to one director (150,000 options).

B)	During the quarter ended January 31, 2008, the Company paid $22,500 to Medallion Capital Corp., a private corporation owned by an officer of the Company for consulting services.

C)	David Hackman, a director of the Company has provided consulting services to the Company and a total of $22,500 was expensed to his company Sage Associates for the quarter ended January 31, 2008.

D)	Harold Gardner a director of the Company has provided consulting services to the Company and a total of $22,500 was expensed to his company Pro Business Trust for the quarter ended January 31, 2008.

E	Andrew A. Brodkey, President, CEO, Director and Chairman of the Board of Directors, was paid $34,215 by Kriyah including benefits billed to the Company during the quarter ended January 31, 2008.

F)
Jodi Henderson, Assistant Secretary and officer of the Company, is an employee of Kriyah and was paid $4,705 by Kriyah, including payroll burden and benefits that was billed to the Company during the quarter ended January 31, 2008.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.	Project expenses

During the three month period ended January 31, 2008, the Company incurred project related expenses on the following mineral claims in Chile, Peru and USA:

Tonalia (Peru)	$-
Don Javier (Peru)	$184,298
Carrera Pinto (Chile)	$248,224
Carrizal (Chile)	$105,448
Cerro Blanco (Chile)	$56,169
La Guanaca (Chile)	$100,861
Mazama (USA)	$11,663
Total	$706,663

The above expenses include consulting, claims, equipment rentals, contract labor, field wages, photography and other project related expenses.

12.	General and administration expenses

Included in general and administration expense for the three months ended January 31, 2008 is non-cash compensation expense relating to the issue of options and warrants for $199,958 and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $262,500.

13.	Subsequent Events

a) Subsequent issuances of stock options

In February 2008, the Board granted stock options to two consultants to purchase 100,000 common shares each and to another two consultants to purchase 10,000 common shares each. The Board also granted stock options to employees of Kriyah Consultants LLC, who perform administrative and geological services for the Company in the following amounts: two persons received options to purchase 70,000 common shares each, three persons received options to purchase 50,000 common shares each, one person received options to purchase 40,000 common shares and one person received options to purchase 30,000 common shares. The foregoing option grants totaled 580,000 options. The exercise price for all these options was $0.50 per share. These options shall vest 50% at the end of year one commencing grant of options and the balance 50% at the end of year two commencing grant of the options.

b) Subsequent changes to commitments and contingencies

On February 12, 2008, our subsidiary, Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”), entered into an Operator Agreement (the “Chile Operator Agreement”) with Gareste Limitada, a limited liability partnership organized under the laws of Chile (“Gareste”). Pursuant to the Chile Operator Agreement Gareste will prepare and submit proposed annual work programs and accompanying budgets to Pacific LTDA covering the exploration and, if warranted, development of certain mineral concessions held by Pacific LTDA. Gareste will provide comprehensive management services and contract for

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Subsequent Events-Cont’d

transportation, labor, insurance and logistical services for all approved programs. Gareste’s overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Pacific LTDA. The Chile Operator Agreement is terminable by either party upon 90-days’ prior notice. Harold Gardner, a member of the Company’s board of directors, is a partner in Gareste.

Also on February 12, 2008 our subsidiary, Sociedad Pacific Copper Peru SRL Limitada, a limited liability partnership organized under the laws of Peru (“Peru SRL”) entered into an Operator Agreement (the “Peru Operator Agreement”) with Inversiones Mineras Stiles, a limited liability partnership organized under the laws of Peru (“Stiles”). Pursuant to the Peru Operator Agreement Stiles will prepare and submit proposed annual work programs and accompanying budgets to Peru SRL covering the exploration and, if warranted, development of certain mineral concessions held by Peru SRL. Stiles will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs. Stiles’ overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Peru SRL.

Effective as of February 15, 2008, the Company terminated its consulting agreement with Medallion Capital Corp., a company controlled by Stafford Kelley, a former officer of the Company.

c) Subsequent Changes in Officers and Directors

Stafford Kelley, the Company’s corporate secretary, resigned effective as of February 1. 2008. There were no disagreements between the Company and Mr. Kelley with respect to the Company’s operations, policies or practices.

On February 6, 2008, the Board appointed Jodi Henderson as the corporate Secretary of the Company, replacing Stafford Kelley. Also on February 6, 2008, the Board appointed Harold Gardner as Vice President of Business Development and David Hackman as Vice President of Exploration. Both Mr. Gardner and Mr. Hackman are also Directors of the Company. Ms. Henderson was formerly the Company’s Assistant Corporate Secretary. Ms. Henderson is the Director of Operations for Kriyah Consultants, LLC which provides administrative and geological services to the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2008

Discussion of Operations & Financial Condition
Three months ended January 31, 2008

Pacific Copper Corp is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $6,995,469 for the three month period ended January 31, 2008. This loss includes non-cash loss for $5,523,871 relating to non capitalization and expensing of mineral claims relating to acquisition of Peru and Chile subsidiaries. At January 31, 2008, the Company had an accumulated deficit during the exploration stage of $10,593,622. The Company has funded operations through the issuance of capital stock. During the year ended October 31, 2007 the Company raised $3,234,450. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

The Company’s major endeavor during the quarter ended January 31, 2008 has been its acquisitions of subsidiaries in both Peru and Chile.

On December 17, 2007, Pacific Copper Corp. completed the acquisition of Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru (“Peru SRL”) pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”).

Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Peru Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow

On January 8, 2008, Pacific Copper Corp. (the “Company”) acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA. As a result of the acquisition, Pacific LTDA became a subsidiary of the Company. The Chile Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the former partners of Pacific LTDA must satisfy certain post-closing items prior to the release of the Chile Consideration Shares from escrow.

Having acquired certain mineral claims in Peru and Chile, we are now moving forward to evaluate the financial needs to explore the properties and to implement exploration programs.

SELECTED QUARTER INFORMATION

	January 31, 2008		January 31, 2007

Revenues	$	Nil	$	Nil
Net Loss		$6,995,469		$124,417
Loss per share-basic and diluted		$(0.21)		$(0.01)
Total Assets		$544,385		$309,606
Total Liabilities		$182,540		$44,476
Cash dividends declared per share		Nil		Nil

The total assets for the quarter ended January 31, 2008 includes cash and cash equivalents of $389,229, prepaid expenses of $55,347 capital assets of $99,209 and mineral claims for $600. For the quarter ended January 31, 2007, total assets include cash and cash equivalents of $299,560, prepaid expenses of $8,038, and capital assets of $2,008.

Revenues

No revenue was generated by the Company’s operations during the three month period ended January 31, 2008 and January 31, 2007.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Expenses. The Company has been in the exploration stage and has not yet realized any revenues from operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. The Emerging Issues Task Force issued EITF 04-3, Mining Assets: Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144. The Company is in its early stages of exploration and unable to allocate any economic values beyond the proven and probable reserves. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three month period ended January 31, 2008 is general and administrative expense of $760,388, as compared with $60,614 for the three month period ended January 31, 2007. General and administrative expense represents approximately 10.8% of the total operating expense for the quarter ended January 31, 2008. The increase in this expense is mainly due to increase in professional, consulting, office and general and non cash compensation expense relating to the issue of options and warrants for $199,958 and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $262,500.

(b) Project Expense

Included in operating expenses for the three month period ended January 31, 2008 is project expenses of $706,663 as compared with $67,177 for the three month period ended January 31, 2007. Project expense represents approximately 10.1 % of the total operating expense for the three month period ended January 31, 2008. The major reason for the increase in project expense relates to consulting, claims, equipment rentals, contract labor, field wages, photography and other project related expenses incurred during the quarter on the mineral claims in Chile and Peru.

c) Mineral claims acquisition cost expense

(i) On December 17, 2007, Pacific Copper acquired Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru (“Peru SRL”) pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. The 1% minority interest was credited with $24,495. As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims. Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

Tonalia (subject to the completion of the formal documentation)
Don Javier (subject to the completion of formal documentation)

The Company does not consider either of the foregoing mineral claims to be material assets at this time, but our assessment may change after further work is done on the properties.

(ii) On January 8, 2008, Pacific Copper acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA. The 1% minority interest was credited with $30,750. As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.

The Company expensed $3,074,576, relating to the issue of 6,088,452 common shares calculated at $0.50 per common share and the allocation of minority interest for $30,750 net of capitalization for $400 for mineral property claims. Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims. Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

The Company does not consider the foregoing mineral claims to be material assets at this time, but our assessment may change after further work is done on the properties.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand:

	January 31, 2008		January 31, 2007

Cash and cash equivalent		$389,229	$299,560
Working capital		$262,036	$263,122
Cash used in operating activities		$(1,161,965)	$(144,454)
Cash used in investing activities		$(66,150)	$(965)
Cash provided by financing activities	$	nil	$66,000

As at January 31, 2008 the Company had working capital of $262,036 as compared to $263,122 as of January 31, 2007. During the three month period ended January 31, 2007 the Company invested $65,550 in acquisition of equipment and capitalized mineral claims for $600.

The Plant and equipment as on January 31, 2008 is $99,209.

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

Acquisition, Exploration and Evaluation Expenditures

The Company has been in the exploration stage and has not yet realized any revenues from operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. The Emerging Issues Task Force issued EITF 04-3, Mining Assets: Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144. The Company is in its early stages of exploration and unable to allocate any economic values beyond the proven and probable reserve. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of January 31, 2008 and January 31, 2007.

Contractual Obligations and Commercial Commitments

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

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 with David Hackman, a director of the Company, on behalf of a corporation to be formed in Peru which, prior to closing, would then own certain mineral claims located in Peru. On December 17, 2007, Pacific Copper completed the acquisition of Pacific Copper Peru SRL, a limited partnership organized under the laws of Peru (“Peru SRL”) pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, would then own certain mineral claims located in Chile. On January 8, 2008, Pacific Copper Corp. (the “Company”) acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA.

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

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services.  The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice. Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter. In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona. The Company’s maximum obligation under the lease guarantee, as of October 31, 2007, would be $332,290 in the event of a lease default with full acceleration of rent. Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company.

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

On August 16, 2007 the Company entered into an agreement with Hydro Geophysics Inc. (“HGI”) Pursuant to this agreement, HGI will provide certain mineral exploration, analytical and consulting services to the Company, as requested from time to time. These services relate to the Company’s South American subsidiaries. The company will be invoiced on a monthly basis for services rendered on the projects.

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

Currently, the Company has no source of revenue, and no commitments to obtain additional financing. The Company will require significant additional working capital to carry out its exploration programs. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

▪ further exploration of our properties and the results of that exploration;

▪ raising the capital necessary to conduct this exploration; and

▪ raising capital to develop our properties.

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

None of the Company’s officers or directors works for the Company on a full-time basis. The Company’s President and Chief Executive Officer, Andrew Brodkey, is also the president of other exploration stage mining companies and, by the terms of his employment agreement with the Company, is permitted to participate in other mining related businesses. Some of our directors are officers or directors of other companies in similar exploration businesses. Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to the Company as against their other business projects, which may be competitive. Also, the Company has no key man life insurance policy on any of its senior management or directors. The loss of one or more of these officers or directors could adversely affect the ability of the Company to carry on business.

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

SUBSEQUENT EVENTS

a) Subsequent issuances of stock options

In February 2008, the Board granted stock options to two consultants to purchase 100,000 common shares each and to another two consultants to purchase 10,000 common shares each. The Board also granted stock options to employees of Kriyah Consultants LLC, who perform administrative and geological services for the Company in the following amounts: two persons received options to purchase 70,000 common shares each, three persons received options to purchase 50,000 common shares each, one person received options to purchase 40,000 common shares and one person received options to purchase 30,000 common shares. The foregoing option grants totaled 580,000 options. The exercise price for all these options was $0.50 per share. These options shall vest 50% at the end of year one commencing grant of options and the balance 50% at the end of year two commencing grant of the options.

b) Subsequent changes to commitments and contingencies

On February 12, 2008, our subsidiary, Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”), entered into an Operator Agreement (the “Chile Operator Agreement”) with Gareste Limitada, a limited liability partnership organized under the laws of Chile (“Gareste”). Pursuant to the Chile Operator Agreement Gareste will prepare and submit proposed annual work programs and accompanying budgets to Pacific LTDA covering the exploration and, if warranted, development of certain mineral concessions held by Pacific LTDA. Gareste will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs. Gareste’s overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Pacific LTDA. The Chile Operator Agreement is terminable by either party upon 90-days’ prior notice. Harold Gardner, a member of the Company’s board of directors, is a partner in Gareste.

Also on February 12, 2008 our subsidiary, Sociedad Pacific Copper Peru SRL Limitada, a limited liability partnership organized under the laws of Peru (“Peru SRL”) entered into an Operator Agreement (the “Peru Operator Agreement”) with Inversiones Mineras Stiles, a limited liability partnership organized under the laws of Peru (“Stiles”). Pursuant to the Peru Operator Agreement Stiles will prepare and submit proposed annual work programs and accompanying budgets to Peru SRL covering the exploration and, if warranted, development of certain mineral concessions held by Peru SRL. Stiles will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs. Stiles’ overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Peru SRL.

On February 15, 2008, the Company terminated its consulting agreement with Medallion Capital Corp., a company controlled by Stafford Kelley, a former officer of the Company.

c) Subsequent Changes in Officers and Directors

Stafford Kelley, the Company’s corporate secretary, resigned effective as of February 1. 2008. There were no disagreements between the Company and Mr. Kelley with respect to the Company’s operations, policies or practices.

On February 6, 2008, the Board appointed Jodi Henderson as the corporate Secretary of the Company, replacing Stafford Kelley. Also on February 6, 2008, the Board appointed Harold Gardner as Vice President of Latin American Operations and David Hackman as Vice President of Exploration. Both Mr. Gardner and Mr. Hackman are also Directors of the Company. Ms. Henderson was formerly the Company’s Assistant Corporate Secretary. Ms. Henderson is the Director of Operations for Kriyah Consultants, LLC which provides administrative and geological services to the Company.

DISCLOSURE AND FINANCIAL CONTROLS AND PROCEDURES

In connection with the Company’s compliance with securities laws and rules, its board of directors evaluated the Company’s disclosure controls and procedures. The board of directors has concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in these controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal financial controls and procedures have been designed under the supervision of the Company’s board of directors and reviewed by an independent auditor. The internal financial controls provide reasonable assurance regarding the reliability of the Company’s financial reporting and preparation of financial statements in accordance with generally accepted accounting principals. There have been no changes in these controls or in other factors that could significantly affect these controls since they were instituted, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

The Company is not a party to any pending legal proceeding or litigation and none of the Company’s property is the subject of a pending legal proceeding.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

On December 17, 2007, Pacific Copper completed the acquisition of Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru (“Peru SRL”) pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007 (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Peru Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the “Peru Closing Agreement”). Pursuant to the terms of the Peru Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow. The issuance of the Peru Consideration Shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act.

On January 8, 2008, Pacific Copper acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA. As a result of the acquisition, Pacific LTDA became a subsidiary of the Company. The Chile Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the “Chile Closing Agreement”). Pursuant to the terms of the Chile Closing Agreement, the former partners of Pacific LTDA must satisfy certain post-closing items prior to the release of the Chile Consideration Shares from escrow. The issuance of the Chile Consideration Shares was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

ITEM 5: OTHER INFORMATION:

ITEM 6: EXHIBITS & REPORTS ON FORM 8-K

Exhibits

(a)	31.1 Certification of Chief Executive Officer.
31.2 Certification of Chief Financial Officer.
32.1 Certificate of Chief Executive Officer and Chief Financial Officer.

Reports on Form 8-K

(b)	Current Report on Form 8-K, “Item 1.01-Entry Into a Material Definitive Agreement”, dated February 12, 2008

Current Report on Form 8-K, “Item 8.01-Other Items”, dated January 8, 2008

Current Report on Form 8-K, “Item 8.01-Other Items”, dated December 17, 2007

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 14, 2008	/s/	Jodi Henderson
Secretary