Form 10QSB
period 2008-04-30
Pacific Copper Corp.
filed 2008-06-16
CIK 1387522

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

YES	[X ]	NO	[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of April 30, 2008
Common Shares $ .0001 par value	43,241,527

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL30, 2008

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

 CONTENTS

Interim Consolidated Balance Sheets as of April 30, 2008 (unaudited) and October 31, 2007 (audited)	3

Interim Consolidated Statements of Operations for the six months and three months ended April 30, 2008
and April 30, 2007 and the period from Inception (May 18, 1999) to April 30, 2008	4

Interim Consolidated Statements of Changes in Stockholders' Equity for the six months ended

April 30, 2008 and the year ended October 31, 2007.	5

Interim Consolidated Statements of Cash Flows for the six months ended April 30, 2008
and April 30, 2007.	6

Condensed Notes to Interim Consolidated Financial Statements	7-18

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
April 30, 2008 and October 31, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)
	April 30,	October 31,
	2008	2007
	(unaudited)	(audited)
	$	$
ASSETS
Current
Cash and cash equivalents	594,505	1,617,344
Prepaid expenses and other receivables	153,237	72,148

Total Current Assets	747,742	1,689,492
Plant and Equipment, net (note 4)	184,529	38,206
Mining claims (note 8)	600	-

Total Assets	932,871	1,727,698
LIABILITIES
Current
Accounts payable	62,159	314,047
Accrued professional fees	7,000	20,000
Other accrued liabilities	138,023	23,265

Total Current Liabilities	207,182	357,312

Minority Interest (note 3)	55,046	-
Going Concern (note 2)

Commitments and Contingencies (note 9)

Related Party Transactions (note 10)

STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil
issued and outstanding (October 31, 2007 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 43,241,527
issued and outstanding (October 31, 2007 -29,145,932)	4,324	2,915
Additional Paid-in Capital	13,016,207	6,028,123
Deferred stock compensation (note 12)	(537,499)	(1,062,499)
Stock subscription receivable	(175,000)	-
Accumulated Other Comprehensive Income	367	-
Deficit Accumulated During the Exploration Stage	(11,637,756)	(3,598,153)

Total Stockholders' Equity	670,643	1,370,386

Total Liabilities and Stockholders' Equity	932,871	1,727,698

The accompanying condensed notes are an integral part of these unaudited interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the six months and three months ended April 30, 2008 and April 30, 2007 and the
Period from Inception (May 18, 1999) to April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)
		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	April 30,	April 30,	April 30,	April 30,
	inception	2008	2007	2008	2007

	$	$	$	$	$
Operating Expenses

General and administration (note 12)	3,056,615	1,603,939	202,817	843,551	142,203
Project expenses (note 11)	3,099,007	899,731	68,132	193,068	955
Mineral claims acquisition
cost expense (note 8)	5,523,871	5,523,871	-	-	-
Amortization	13,030	12,321	237	7,774	148

Total Operating Expenses	11,692,523	8,039,862	271,186	1,044,393	143,306

Loss from Operations	(11,692,523)	(8,039,862)	(271,186)	(1,044,393)	(143,306)

Other income-interest	54,508	-	5,539	-	2,076

Loss before Income Taxes	(11,638,015)	(8,039,862)	(265,647)	(1,044,393)	(141,230)

Provision for income taxes	-	-	-	-	-

Minority Interest	259	259	-	259	-

Net Loss	(11,637,756)	(8,039,603)	(265,647)	(1,044,134)	(141,230)

Loss per share-Basic and Diluted		(0.22)	(0.01)	(0.03)	(0.01)

Weighted Average Common Shares
Outstanding		36,601,101	18,469,413	40,119,463	19,026,719

The accompanying condensed notes are an integral part of these unaudited interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Changes in Stockholders’ Equity
From Inception (May 18, 1999) to April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

	Common Stock					Deficit Accumulated		Accumulated Other
	Number of Shares	Amount $	Additional Paid-in Capital $	Deferred Stock Compensation $	Stock Subscription Receivable $	during the Exploration Stage $	Comprehensive Income (Loss) $	Comprehensive Income (Loss) $	Total Stockholders' Equity

Common stock issued on inception	1		1						1

Common shares issued for nil consideration	7,605,932	761	(761)			-			-
Cancelled shares	(1)	-	(1)						(1)
Contributed Services			8,743						8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-			(8,743)			(8,743
Balance, October 31, 2004	7,605,932	761	7,982	-		(8,743)			-
Contributed Services			1,178						1,178
Net Loss			-			(1,178)			(1,178
Balance October 31, 2005	7,605,932	761	9,160	-		(9,921)			-
Common shares issued for cash	4,710,000	471	470,529			-			471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500						500,000
Net Loss	-	-	-			(647,453)			(647,453

Balance, October 31, 2006	17,315,932	1,732	979,189	-		(657,374)			323,547
Common shares issued for cash	660,000	66	65,934						66,000
Common shares issued for cash	2,000,000	200	199,800						200,000
Common shares issued for cash	4,520,000	452	2,259,548						2,260,000
Stock Issuance cost			(72,800)						(72,800
Common shares issued for stock subscriptions received	60,000	6	(6)						-
Common shares issued for cash	1,590,000	159	794,841						795,000
Common shares issued for services	3,000,000	300	1,499,700	(1,062,499)					437,501
Stock based compensation	294,574	294,574
Compensation expense on issue of warrants	21,093	21,093
Stock Issuance cost	43,750	(43,750)
Net Loss	-	-	-			(2,940,779)			(2,940,779

Balance October 31, 2007	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)			1,370,386
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515						2,425,000
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617						3,044,225
Common shares issued for cash	3,157,143	316	1,027,334		(175,000)				852,650
Stock based compensation	-	-	439,144	-		-			439,144
Compensation expense on issue of warrants	-	-	53,474	-		-			53,474
Amortization of deferred stock compensation	-	-	-	525,000		-			525,000

Foreign currency translation							367	367	367
Net Loss for the six months ended April 31, 2008	-	-	-	-		(8,039,603)	(8,039,603)		(8,039,603)
Balance April 30, 2008	43,241,527	4,324	13,016,207	(537,499)	(175,000)	(11,637,756)	(8,039,236)	367	670,643

The accompanying condensed notes are an integral part of these unaudited interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Changes in Stockholders’ Equity
From Inception (May 18, 1999) to April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

	Cumulative
	Since	April 30,	April 30,
	Inception	2008	2007
Cash Flows from Operating Activities
Net Loss	(11,637,756)	(8,039,603)	(265,647)
Adjustment for:
Amortization	13,030	12,321	237
Stock based compensation	733,718	439,144	-
Compensation expense on issue of
warrants	74,567	53,474	-
Expenses credited to Additional Paid-in
Capital	9,921	-	-
Shares issued for mineral claims	5,969,225	5,469,225	-
Shares issued for services	962,501	525,000	-
Changes in non-cash working capital
Prepaid expenses	(153,237)	(81,089)	4,641
Accounts payable	62,159	(251,888)	(32,052)
Accrued liabilities	145,023	101,758	(4,013)
Minority Interest	55,046	55,046	-

Net cash used in operating activities	(3,765,803)	(1,716,612)	(296,834)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(197,559)	(158,644)	(965)
Acquisition of mineral claims	(600)	(600)	-

Net cash used in investing activities	(198,159)	(159,244)	(965)

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	4,558,100	852,650	2,556,000

Net cash provided by financing activities	4,558,100	852,650	2,556,000

Effect of foreign currency exchange rate changes	367	367	-
Net increase (decrease) in Cash and Cash equivalents	594,505	(1,022,839)	2,258,201
Cash- beginning of period	-	1,617,344	378,979
Cash - end of period	594,505	594,505	2,637,180
Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying condensed notes are an integral part of these unaudited interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2008
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

The interim consolidated financial statements include the accounts of Pacific Copper Corp. (the “Company” ) and its subsidiaries, Pacific Copper Peru SRL, a limited liability partnership (99% owned by the Company) (“Peru SRL”) and Sociedad Pacific Copper Chile Limitada, a limited liability partnership (99% owned by the Company) (“Pacific LTDA”). All material inter-company accounts and transactions have been eliminated.

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

The Company is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $8,039,603 for the six month period ended April 30, 2008. This loss includes a non-cash loss for $5,523,871 relating to non-capitalization and expensing of mineral claims relating to acquisition of Peru SRL and Pacific LTDA (note 3). At April 30, 2008, the Company had an accumulated deficit during the exploration stage of $11,637,756. The Company has funded operations through the issuance of capital stock. During the year ended October 31, 2007, the Company raised $3,234,450. During the six months ended April 30, 2008 the Company raised an additional $852,650 (net of offering costs). Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

3.	Nature of Business and Operations

The Company was incorporated on May 18, 1999 as Gate-1 Financial, Inc. under the laws of the State of Delaware. On August 17, 2006, Gate-1 Financial, Inc. changed its name to Pacific Copper Corp. The Company operates with the intent of exploration and, if feasible, extraction of minerals.

On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”).

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Business and Operations-Cont’d

Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Peru Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow. As of the date of this report, the Peru Consideration Shares remain in escrow.

On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA. As a result of the acquisition, Pacific LTDA became a subsidiary of the Company. The Chile Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the former partners of Pacific LTDA must satisfy certain post-closing items prior to the release of the Chile Consideration Shares from escrow. As of the date of this report, the Chile Consideration Shares remain in escrow.

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	April 30, 2008		October 31, 2007
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$
Office, furniture and fixtures	386	94	386	58
Computer equipment	5,987	878	2,644	521
Operating equipment	191,186	12,058	35,885	130

	197,559	13,030	38,915	709

Net carrying amount	$184,529		$38,206

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2008
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
April 30, 2008
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

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation. The Company will pay Sweetwater $4,000 per month and issued 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The said 1,000,000 shares of restricted common stock of the Company were tendered in one certificate on June 1, 2007 and are deemed to be delivered as of that date. The consultant must return any unearned shares upon early termination of the agreement.

On June 1, 2007, the Company entered into a consulting agreement with Greatrek Trust SA (“Greatrek”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company issued to Greatrek 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007 and are deemed to be delivered as of that date. The consultant must return any unearned shares upon early termination of the agreement.

On June 1, 2007, the Company entered into a consulting agreement with Scharfe Holdings Inc. (“Scharfe”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company issued to Scharfe 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007 and are deemed to be delivered as of that date. The consultant must return any unearned shares upon early termination of the agreement.

Three months ended October 31, 2007

The Company did not raise any capital during the three month period ended October 31, 2007

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Issuance of Common Shares-Cont’d

2008

Three months ended January 31, 2008

On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007 (the “Peru Agreement”).Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Peru Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the “Peru Closing Agreement”). Pursuant to the terms of the Peru Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow, which has not yet occurred. The Company capitalized $200 and expensed the balance consideration of $2,424,800 relating to the issue of shares for acquisition of mineral properties of Peru SRL, calculated at $0.50 per share (note 8). As of the date of this report, the Peru Consideration Shares remain in escrow.

On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA. As a result of the acquisition, Pacific LTDA became a subsidiary of the Company. The Chile Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the “Chile Closing Agreement”). Pursuant to the terms of the Chile Closing Agreement, the former partners of Pacific LTDA must satisfy certain post-closing items prior to the release of the Chile Consideration Shares from escrow, which has not yet occurred. The Company capitalized $400 and expensed the balance consideration of $3,043,826 relating to the acquisition of mineral properties of Pacific LTDA as project expense, calculated at $0.50 per share (note 8). As of the date of this report, the Chili Consideration Shares remain in escrow.

Three months ended April 30, 2008

The Company, through private placements, issued 3,157,143 units at a price of $0.35 per unit. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.50 per share on or before April 30, 2010. The private placement was undertaken entirely outside the United States pursuant to Regulation S. The Company accrued share issuance expense of $77,350 as a finder’s fee for introduction to subscribers who purchased 3,157,143 units for a total investment of $1,105,000 in the above private placements. The Company also issued to the finder a warrant to purchase 45,000 shares at $0.50 per share on or before April 30, 2010.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Stock Purchase Warrants

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services. Upon execution of the Kriyah Agreement, the Company issued to Kriyah 1,000,000 common share purchase warrants where each warrant is exercisable into one common share of the Company at the price of $0.60 until August 22, 2012. The warrants vest on a schedule that began on August 22, 2007 and continues over a period of two years at the rate of 250,000 Warrants every 6 months. The fair value of the warrants was estimated on the grant date using the Black-Scholes option-pricing model. For the year ended October 31, 2007, the Company expensed $21,093 as compensation expense on issue of warrants. During the six month period ended April 30,2008, the Company expensed $53,474 as compensation expense on issue of warrants. There was $139,327 of unrecognized expense related to non-vested warrants.

	Number of
	Warrants
	Granted	Exercise Prices	Expiry Date

Outstanding at October 31, 2006 and average exercise price	-	-	-

Granted in year 2007	1,000,000	0.60	8/22/2012
Granted in year 2007	3,085,000	0.75	4/30/2009
Granted in year 2007	233,100	0.50	4/30/2009
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding at October 31, 2007 and average exercise price	4,318,000	0.70
Granted in year 2008	1,623,571	0.50	4/30/2010
Outstanding at April 30, 2008 and average exercise price	5,941,671	0.65

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company

7.	Stock Based Compensation

During the six month period ended April 30, 2008, the Board granted the following stock options:

a)
On February 20, 2008, stock options to purchase 250,000 common shares at an exercise price of $0.40 per share were issued to a consultant. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest immediately on date of grant. These options were granted for a term of 2 years.

b)
In March 1, 2008, the Board granted stock options to a consultant to purchase 100,000 common shares and to another two consultants to purchase 10,000 common shares each. The Board also granted stock options to employees of Kriyah Consultants LLC, who perform administrative and geological services for the Company in the following amounts: two persons received options to purchase 70,000 common shares each, three persons received options to purchase 50,000 common shares each and two persons received options to purchase 40,000 common shares each. The foregoing option grants totaled 490,000 options. The exercise price for all these options was $0.50 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest 50% at the end of year one commencing grant of options and the balance 50% at the end of year two commencing grant of the options.

For the six month period ended April 30, 2008, the Company has recognized in its financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

Date of grant	14-May	20-Jul	1-Aug	9-Aug	20-Feb	1-Mar
	2007	2007	2007	2007	2008	2008	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%	5.00%	5.00%
Volatility factor	50%	50%	50%	50%	100%	98%
Expected dividends	0%	0%	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years	2 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.51	$0.40	$0.50
Total number of options granted	1,750,000	250,000	1,700,000	650,000	250,000	490,000	5,090,000
Grant date fair value	$0.24	$0.24	$0.24	$0.24	$0.22	$0.27

Stock-based compensation cost expensed during the six month period ended April 30, 2008	$208,709	$23,853	$64,133	$76,689	$54,618	$11,142	$439,144

Unexpended Stock -based compensation cost deferred over the vesting period	$14,990	$22,567	$296,619	$42,370	nil	$122,561	$499,107

As of April 30, 2008 there was $499,107 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the six month period ended April 30, 2008 was $439,144.

8. Mining Claims

a) On December 17, 2007, Pacific Copper acquired Peru SRL, pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. As a result of the acquisition, Peru SRL became a subsidiary of the Company.

The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves, if any, quantified. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims. Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

Tonalia (subject to the completion of the formal documentation)
Don Javier (subject to the completion of formal documentation)

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Mining Claims-Cont’d

The Company does not consider either of the foregoing mineral claims to be material assets at this time, but our assessment may change after further work is done on the properties

b) On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA. As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.

The Company expensed $3,074,576, relating to the issue of 6,088,452 common shares calculated at $0.50 per common share and the allocation of minority interest for $30,750 net of capitalization for $400 for mineral property claims. Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves, if any, quantified. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims. Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

The Company does not consider the foregoing mineral claims to be material assets at this time, but our assessment may change after further work is done on the properties.

9.	Commitments and Contingencies

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

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9. Commitments and Contingencies-Cont’d

On June 1, 2007, the Company entered into a consulting agreement with Greatrek Trust SA (“Greatrek”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company issued to Greatrek 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007 and are deemed to be delivered as of that date. The consultant must return any unearned shares upon early termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon thirty (30) days written notice to the other provided that the Company may not give notice of cancellation before September 1, 2007.

On June 1, 2007, the Company entered into a consulting agreement with Scharfe Holdings Inc. (“Scharfe”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company issued to Scharfe 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007 and are deemed to be delivered as of that date. The consultant must return any unearned shares upon early termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon thirty (30) days written notice to the other provided that the Company may not give notice of cancellation before September 1, 2007.

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 with David Hackman, a director of the Company, on behalf of a corporation to be formed in Peru which, prior to closing, would then own certain mineral claims located in Peru. On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL, pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, would then own certain mineral claims located in Chile. On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 between the Company and the former partners of Pacific LTDA.

On August 9, 2007 the Company and Andrew A. Brodkey executed an employment agreement pursuant to which the Company retained Mr. Brodkey as President and Chief Executive Officer. The Employment Agreement has a two-year term that commenced on August 1, 2007 and will continue until August 1, 2009 unless terminated earlier pursuant to the terms of the Employment Agreement. Mr. Brodkey’s base salary is $132,000 per year. Upon certain events of termination Mr. Brodkey would be entitled to a maximum of one year’s salary as a severance payment. Under the employment agreement, Mr. Brodkey is permitted to pursue other business opportunities.

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services.  The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice. Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter. In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona. The Company’s maximum obligation under the lease guarantee, as of April 30, 2008, would be $301,138 in the event of a lease default with full acceleration of rent. Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2008
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

On August 16, 2007 the Company entered into an agreement with Hydro Geophysics Inc. (“HGI”). Pursuant to this agreement, HGI will provide certain mineral exploration, analytical and consulting services to the Company, as requested from time to time. These services relate to the Company’s South American subsidiaries. Pacific Copper will be invoiced on a monthly basis for services rendered on the projects.

On February 12, 2008, the Company’s subsidiary, Pacific LTDA, entered into an Operator Agreement (the “Chile Operator Agreement”) with Gareste Limitada, a limited liability partnership organized under the laws of Chile (“Gareste”). Pursuant to the Chile Operator Agreement Gareste will prepare and submit proposed annual work programs and accompanying budgets to Pacific LTDA covering the exploration and, if warranted, development of certain mineral concessions held by Pacific LTDA. Gareste will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs. Gareste’s overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Pacific LTDA. The Chile Operator Agreement is terminable by either party upon 90-days’ prior notice. Harold Gardner, a member of the Company’s board of directors, is a partner in Gareste.

On February 12, 2008 The Company’s subsidiary, Peru SRL entered into an Operator Agreement (the “Peru Operator Agreement”) with Inversiones Mineras Stiles, a limited liability partnership organized under the laws of Peru (“Stiles”). Pursuant to the Peru Operator Agreement Stiles will prepare and submit proposed annual work programs and accompanying budgets to Peru SRL covering the exploration and, if warranted, development of certain mineral concessions held by Peru SRL. Stiles will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs. Stiles’ overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Peru SRL.

On February 28, 2008 the Company entered into an agreement with Michael A. McClave (‘Consultant’). Pursuant to this agreement, Consultant will provide certain mineral exploration, geological and consulting services to the Company, as requested from time to time. Pacific Copper will be invoiced on a monthly basis for services rendered on the projects. Either party can terminate this agreement by giving 30 days notice with or without cause.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Related Party Transactions

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)
During the six month period ended April 30, 2008, the Company expensed stock based compensation for $475,682 relating to the vesting of the following stock options issued in year 2007 and 2008 to its directors and officers:

a)	On May 14, 2007, stock options to purchase 250,000 common shares at an exercise price of $0.50/per share were issued to each of three Officers/ Directors of the Company.
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

f)	On March 1, 2008, stock options to purchase 50,000 common shares at an exercise price of $0.50 per share were issued to the Company’s officer.

B)
During the six month period ended April 30, 2008, the Company paid $22,500 to Medallion Capital Corp., a private corporation owned by a former officer of the Company for consulting services. The officer resigned effective February 1. 2008

C)	A director of the Company provided consulting services to the Company and a total of $45,000 was expensed to his company, Sage Associates, for the six-month period ended April 30, 2008.

D)	A director of the Company provided consulting services to the Company and a total of $45,000 was expensed to his company, Pro Business Trust, for the six-month period ended April 30, 2008.

E)
The President, CEO, Director and Chairman of the Board of Directors of the Company, was paid $68,479 by Kriyah, including benefits billed to the Company during the six-month period ended April 30, 2008.

F)
The Secretary of the Company is an employee of Kriyah and was paid $9,413 by Kriyah, including payroll burden and benefits that was billed to the Company during the six-month period ended April 30, 2008.

G)	The Company’s expensed $5,500 for payment to the CFO for the six month period ended April 30, 2008.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.	Project expenses

During the six-month period ended April 30, 2008, the Company incurred project related expenses on the following mineral claims in Chile, Peru and USA:

Tonalia (Peru)	$-
Don Javier (Peru)	$224,914
Carrera Pinto (Chile)	$322,854
Carrizal (Chile)	$162,513
Cerro Blanco (Chile)	$63,181
La Guanaca (Chile)	$113,846
Mazama (USA)	$12,423
Total	$899,731

The above expenses include consulting, claims, equipment rentals, contract labor, field wages, photography and other project related expenses.

12.	General and administration expenses

General and administration expense for the six months ended April 30, 2008 include the following:

Non-cash compensation expense relating to the issue of options and warrants	$492,618
Non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants	$525,000
Investor Relations	$24,000
Legal and audit	$127,324
Office, payroll and other general expenses	$434,997
Total	$1,603,939

13.	Subsequent Events

a) Subsequent issuances of stock options
On May 15, 2008, the Company granted stock options to a consultant to purchase 200,000 common shares at an exercise price of $0.35 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest on the third month from the date of grant. These options were granted for a term of 2 years.

b) Subsequent receipt of subscription for stock
In June, 2008 the Company through private placement received subscriptions for 325,714 units at a price of $0.35 per unit. Each unit consists of one common share and one half share purchase warrant. Each full warrant is exercisable for one common share at $0.50 per share for a period of 2 years from the date of the closing of the private placement.

c) Subsequent commitments
On May 15, 2008, the Company entered into a consulting and professional services agreement with Jehcorp Inc. (‘Consultant’). Pursuant to this agreement, Consultant agrees to provide and perform for the benefit of the Company certain expert technical consulting services, specifically including, but not limited to, the preparation of a Canadian National Instrument NI-43-101 Technical Report for various properties owned or controlled by the Company and its subsidiaries in Peru and Chile. The Company will be invoiced on a monthly basis for services rendered and the Consultant was advanced $5,000.

d) Advance to related parties
In May and June 2008, the Company advanced against demand promissory notes, a total of $285,000 to Zoro Mining Corp., a related Company through common directors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE AND SIX MONTH PERIOD ENDED APRIL 30, 2008

Discussion of Operations & Financial Condition
Three and Six month Period ended April 30, 2008

Pacific Copper Corp. is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $8,039,603 for the six-month period ended April 30, 2008. This loss includes a non-cash loss for $5,523,871 relating to non capitalization and expensing of mineral claims relating to acquisition of our Peru and Chile subsidiaries. At April 30, 2008, the Company had an accumulated deficit during the exploration stage of $11,637,756. The Company has funded operations through the issuance of capital stock. During the year ended October 31, 2007, the Company raised $3,234,450. During the six months ended April 30, 2008, the Company raised an additional $852,650 (net of offering expenses). Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

The Company’s major endeavor during the six-month period ended April 30, 2008 has been its acquisitions of subsidiaries in Peru and Chile.

On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”).

Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Peru Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow. As of the date of this report, the Peru Consideration Shares remain in escrow.

On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA. As a result of the acquisition, Pacific LTDA became a subsidiary of the Company. The Chile Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the former partners of Pacific LTDA must satisfy certain post-closing items prior to the release of the Chile Consideration Shares from escrow. As of the date of this report, the Chile Consideration Shares remain in escrow.

Having acquired our mineral claims in Peru and Chile, we are now moving forward to evaluate the financial needs to explore the properties and to implement exploration programs.

SELECTED INFORMATION

	Three months ended		Three months ended
	April 30, 2008		April 30, 2007

Revenues	$	Nil	$	Nil
Net Loss		$1,044,134		$141,230
Loss per share-basic and diluted		$(0.03)		$(0.01)

		Six months ended		Six months ended
		April 30, 2008		April 30, 2007

Revenues	$	Nil	$	Nil
Net Loss		$8,039,603		$265,647
Loss per share-basic and diluted		$(0.22)		$(0.01)

		As at		As at
		April 30, 2008		October 31, 2007

Total Assets		$932,871		$1,727,698
Total Liabilities		$207,182		$357,312
Cash dividends declared per share		Nil		Nil

The total assets as of April 30, 2008 includes cash and cash equivalents of $594,505, prepaid expenses of $153,237 capital assets of $184,529 and mineral claims for $600. The total assets as of October 31, 2007 include cash and cash equivalents of $1,617,344, prepaid expenses of $72,148, and capital assets of $38,206.

Revenues

No revenue was generated by the Company’s operations during the three-month and six-month period ended April 30, 2008 and April 30, 2007.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the six-month period ended April 30, 2008 is general and administrative expense of $1,603,939, as compared with $202,817 for the six month period ended April 30, 2007. General and administrative expense represents approximately 19.9% of the total operating expense for the six month period ended April 30, 2008. The increase in this expense is mainly due to increase in professional, consulting, office and general and non cash compensation expense relating to the issue of options and warrants for $492,618 and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $525,000.

(b) Project Expense

Included in operating expenses for the six month period ended April 30, 2008 is project expenses of $899,731 as compared with $68,132 for the six month period ended April 30, 2007. Project expense represents approximately 11.2 % of the total operating expense for the six month period ended April 30, 2008. The major reason for the increase in project expense relates to consulting, claims, equipment rentals, contract labor, field wages, photography and other project related expenses incurred during the six-month period on mineral claims in Chile and Peru.

(c) Mineral claims acquisition cost expense

a) On December 17, 2007, Pacific Copper acquired Peru SRL pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims. The Company does not consider either of the following mineral claims to be material assets at this time, but our assessment may change after further work is done on the properties. Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

Tonalia (subject to the completion of the formal documentation)
Don Javier (subject to the completion of formal documentation)

b) On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA. As a result of the acquisition, Pacific LTDA became a subsidiary of the Company. The Company expensed $3,074,576, relating to the issue of 6,088,452 common shares calculated at $0.50 per common share and the allocation of minority interest for $30,750 net of capitalization for $400 for mineral property claims. Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims. The Company does not consider any of the following mineral claims to be material assets at this time, but our assessment may change after further work is done on the properties. Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

Liquidity and Capital Resources

The following table summarizes the company’s cash flows for the six-month period:

	April 30, 2008	April 30, 2007

Cash used in operating activities	$(1,716,612)	$(296,834)
Cash used in investing activities	$(159,244)	$(965)
Cash provided by financing activities	$852,650)	2,556,000

As at April 30, 2008 the Company had working capital of $540,560. During the six-month period ended April 30, 2008, the Company invested $158,644 in acquisition of equipment and capitalized mineral claims for $600.

The Plant and equipment as on April 30, 2008 is $184,529.

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

Acquisition, Exploration and Evaluation Expenditures

The Company has been in the exploration stage and has not yet realized any revenues from operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. The Emerging Issues Task Force issued EITF 04-3, Mining Assets: Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144. The Company is in its early stages of exploration and unable to allocate any economic values beyond the proven and probable reserve. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, if ever, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Off-Balance Sheet Arrangement

The Company had no off-balance sheet arrangements as of April 30, 2008 and April 30, 2007.

Contractual Obligations and Commercial Commitments

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation. The Company will pay Sweetwater $4,000 per month and has issued 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The said 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007 and are deemed to be delivered as of that date . The consultant must return any unearned shares upon early termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon sixty (60) days written notice to the other provided that the Company may not give notice of cancellation before January 1, 2007.

On June 1, 2007, the Company entered into a consulting agreement with Greatrek Trust SA (“Greatrek”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company issued to Greatrek 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007 and are deemed to be delivered as of that date. The consultant must return any unearned shares upon early termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon thirty (30) days written notice to the other provided that the Company may not give notice of cancellation before September 1, 2007.

On June 1, 2007, the Company entered into a consulting agreement with Scharfe Holdings Inc. (“Scharfe”) for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation. The Company issued to Scharfe 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007 and are deemed to be delivered as of that date. The consultant must return any unearned shares upon early termination of the agreement. Either the consultant or the Company may terminate the agreement with or without cause upon thirty (30) days written notice to the other provided that the Company may not give notice of cancellation before September 1, 2007.

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 with David Hackman, a director of the Company, on behalf of a corporation to be formed in Peru which, prior to closing, would then own certain mineral claims located in Peru. On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007.

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, would then own certain mineral claims located in Chile. On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 between the Company and the former partners of Pacific LTDA.

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

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services.  The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice. Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter. In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona. The Company’s maximum obligation under the lease guarantee, as of April 30, 2008, would be $301,138 in the event of a lease default with full acceleration of rent. Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company.

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

On August 16, 2007 the Company entered into an agreement with Hydro Geophysics Inc. (“HGI”). Pursuant to this agreement, HGI will provide certain mineral exploration, analytical and consulting services to the Company, as requested from time to time. These services relate to the Company’s South American subsidiaries. Pacific Copper will be invoiced on a monthly basis for services rendered on the projects.

On February 12, 2008, the Company’s subsidiary, Pacific LTDA, entered into an Operator Agreement (the “Chile Operator Agreement”) with Gareste Limitada, a limited liability partnership organized under the laws of Chile (“Gareste”). Pursuant to the Chile Operator Agreement Gareste will prepare and submit proposed annual work programs and accompanying budgets to Pacific LTDA covering the exploration and, if warranted, development of certain mineral concessions held by Pacific LTDA. Gareste will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs. Gareste’s overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Pacific LTDA. The Chile Operator Agreement is terminable by either party upon 90-days’ prior notice. Harold Gardner, a member of the Company’s board of directors, is a partner in Gareste.

On February 12, 2008 the Company’s subsidiary, Peru SRL entered into an Operator Agreement (the “Peru Operator Agreement”) with Inversiones Mineras Stiles, a limited liability partnership organized under the laws of Peru (“Stiles”). Pursuant to the Peru Operator Agreement Stiles will prepare and submit proposed annual work programs and accompanying budgets to Peru SRL covering the exploration and, if warranted, development of certain mineral concessions held by Peru SRL. Stiles will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs. Stiles’ overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Peru SRL.

On February 28, 2008 the Company entered into an agreement with Michael A. McClave (“Consultant”) Pursuant to this agreement, Consultant will provide certain mineral exploration, geological and consulting services to the Company, as requested from time to time. Pacific Copper will be invoiced on a monthly basis for services rendered on the projects. Either party can terminate this agreement by giving 30 days notice with or without cause.

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

SUBSEQUENT EVENTS

a) Subsequent issuances of stock options

On May 15, 2008, the Company granted stock options to a consultant to purchase 200,000 common shares at an exercise price of $0.35 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest on the third month from the date of grant. These options were granted for a term of 2 years.

b) Subsequent receipt of subscription for stock

On June 6, 2008 the Company through private placement received subscriptions for 325,714 units at a price of $0.35 per unit. Each unit consists of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.50 per share for a period of 2 years from the date of closing of the private placement..

c) Subsequent commitments

On May 15, 2008 the Company entered into a consulting and professional services agreement with Jehcorp Inc. (‘Consultant’). Pursuant to this agreement, Consultant agrees to provide and perform for the benefit of the Company certain expert technical consulting services, specifically including, but not limited to, the preparation of a Canadian National Instrument NI-43-101 Technical Report for various properties owned or controlled by the Company and its subsidiaries in the countries of Peru and Chile. The Company will be invoiced on a monthly basis for services rendered and the Consultant was advanced $5,000.

d) Advance to related parties

In May and June 2008, the Company advanced against demand promissory notes, a total of $285,000 to Zoro Mining Corp., a related Company through common directors.

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

The Company, through private placements, issued 3,157,143 units at a price of $0.35 per unit. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.50 per share on or before April 30, 2010. The private placement was undertaken entirely outside the United States pursuant to Regulation S. The Company accrued share issuance expense of $77,350 as a finder’s fee for introduction to subscribers who purchased 3,157,143 units for a total investment of $1,105,000 in the above private placements. The Company also issued to the finder a warrant to purchase 45,000 shares at $0.50 per share on or before April 30, 2010.

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

Dated: June 14, 2008	/s/ Jodi Henderson
Secretary