Form 10QSB
period 2008-07-31
Pacific Copper Corp.
filed 2008-09-15
CIK 1387522

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

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

YES ☒	NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of July 31, 2008
Common Shares $ .0001 par value	43,985,099

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

 CONTENTS

Interim Consolidated Balance Sheets as of July 31, 2008 (unaudited) and October 31, 2007 (audited)	3

Interim Consolidated Statements of Operations for the nine months and three months ended July 31, 2008 and July 31, 2007 and the period from Inception (May 18, 1999) to July 31, 2008	4

Interim Consolidated Statements of Changes in Stockholders' Equity for the nine months ended July 31, 2008 and the year ended October 31, 2007.	5

Interim Consolidated Statements of Cash Flows for the nine months ended July 31, 2008 and July 31, 2007.	6

Condensed Notes to Interim Unaudited Consolidated Financial Statements	7-21

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
July 31, 2008 and October 31, 2007
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	July 31,	October 31,
	2008	2007
	(unaudited)	(audited)
	$	$
ASSETS
Current
Cash and cash equivalents	151,923	1,617,344
Prepaid expenses and other receivables	60,308	72,148
Advances to related parties (note 11)	631,131	—

Total Current Assets	843,362	1,689,492
Plant and Equipment, net (note 4)	170,257	38,206
Mining claims (note 8)	600	—

Total Assets	1,014,219	1,727,698

LIABILITIES
Current
Accounts payable	79,155	314,047
Accrued professional fees	7,000	20,000
Other accrued liabilities	15,000	23,265
Advances from non-related party (note 12)	246,945	—
Advances from related party (note 12)	70,000	—

Total Current Liabilities	418,100	357,312
Minority Interest (note 3)	54,861	—
Going Concern (note 2)

Commitments and Contingencies (note 9)

Related Party Transactions (note 10)
STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (October 31, 2007 - nil)	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 43,985,099 issued and outstanding (October 31, 2007 -29,145,932)	4,399	2,915
Additional Paid-in Capital	13,460,723	6,028,123
Deferred stock compensation	(274,999)	(1,062,499)
Accumulated Other Comprehensive Loss	(327)	—
Deficit Accumulated During the Exploration Stage	(12,648,538)	(3,598,153)

Total Stockholders' Equity	541,258	1,370,386

Total Liabilities and Stockholders' Equity	1,014,219	1,727,698

The accompanying condensed notes are an integral part of these unaudited interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the nine months and three months ended July 31, 2008 and July 31, 2007 and the
Period from Inception (May 18, 1999) to July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	July 31,	July 31,	July 31,	July 31,
	inception	2008	2007	2008	2007

	$	$	$	$	$

Operating Expenses

General and administration (note 14)	3,870,033	2,417,357	613,707	813,418	410,889
Project expenses (note 13)	3,281,742	1,082,466	279,964	182,735	211,831
Mineral claims acquisition
cost expense (note 8)	5,523,871	5,523,871	—	—	—
Amortization	27,844	27,135	384	14,814	148

Total Operating Expenses	12,703,490	9,050,829	894,055	1,010,967	622,868

Loss from Operations	(12,703,490)	(9,050,829)	(894,055)	(1,010,967)	(622,868)

Other income-interest	54,508	—	36,417	—	30,878

Loss before Income Taxes	(12,648,982)	(9,050,829)	(857,638)	(1,010,967)	(591,990)

Provision for income taxes	—	—	—	—	—

Minority Interest	444	444	—	185	—

Net Loss	(12,648,538)	(9,050,385)	(857,638)	(1,010,782)	(591,990)

Loss per share-Basic and Diluted		(0.23)	(0.04)	(0.02)	(0.02)

Weighted Average Common Shares
Outstanding		38,900,352	21,643,368	43,448,872	27,887,780

  The accompanying condensed notes are an integral part of these unaudited interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Changes in Stockholders’ Equity
From Inception (May 18, 1999) to July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

						Deficit		Accumulated
						Accumulated		Other
	Common Stock		Additional	Deferred	Stock	during the	Comprehensive	Comprehensive	Total
			Paid-in	Stock	Subscription	Exploration	Income	Income	Stockholders'
	Number	Amount	Capital	Compensation	Receivable	Stage	(Loss)	(Loss)	Equity
	of Shares	$	$	$	$	$	$	$	$

Common stock issued on inception	1		1						1

Common shares issued for nil consideration	7,605,932	761	(761)			—			—
Cancelled shares	(1)	—	(1)						(1)
Contributed Services			8,743						8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			—			(8,743)			(8,743
Balance, October 31, 2004	7,605,932	761	7,982	—		(8,743)			—
Contributed Services			1,178						1,178
Net Loss			—			(1,178)			(1,178
Balance October 31, 2005	7,605,932	761	9,160	—		(9,921)			—
Common shares issued for cash	4,710,000	471	470,529			—			471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500						500,000
Net Loss	—	—	—			(647,453)			(647,453

Balance, October 31, 2006	17,315,932	1,732	979,189	—		(657,374)			323,547
Common shares issued for cash	660,000	66	65,934						66,000
Common shares issued for cash	2,000,000	200	199,800						200,000
Common shares issued for cash	4,520,000	452	2,259,548						2,260,000
Stock Issuance cost			(72,800)						(72,800
Common shares issued for stock subscriptions received	60,000	6	(6)						—
Common shares issued for cash	1,590,000	159	794,841						795,000
Common shares issued for services	3,000,000	300	1,499,700	(1,062,499)					437,501
Stock based compensation	294,574	294,574

Compensation expense on issue of warrants	21,093	21,093
Stock Issuance cost	43,750	(43,750)
Net Loss	—	—	—			(2,940,779)			(2,940,779
Balance October 31, 2007	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)			1,370,386
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515						2,425,000
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617						3,044,225
Common shares issued for cash (net)	3,157,143	316	1,027,334		(175,000)				852,650
Common shares issued for cash (net)	743,572	75	246,805						246,880
Stock subscription received					175,000				175,000
Stock based compensation	—	—	610,118	—		—			610,118

Compensation expense on issue of warrants	—	—	80,211	—		—			80,211

Amortization of deferred stock compensation	—	—	—	787,500		—			787,500
Foreign currency translation							(327)	(327)	(327)

Net Loss for the nine months ended July 31, 2008	—	—	—	—		(9,050,385)	(9,050,385)		(9,050,385)
Balance July 31, 2008	43,985,099	4,399	13,460,723	(274,999)	0	(12,648,538)	(9,050,712)	(327)	541,258

The accompanying condensed notes are an integral part of these unaudited interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the nine months ended July 31, 2008 and July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	Cumulative
	Since	July 31,	July 31,
	Inception	2008	2007
Cash Flows from Operating Activities
Net Loss	(12,648,538)	(9,050,385)	(857,638)
Adjustment for:
Amortization	27,844	27,135	384
Stock based compensation	904,692	610,118	92,675
Compensation expense on issue of warrants	101,304	80,211	—
Expenses credited to Additional Paid-in Capital	9,921	—	—
Shares issued for mineral claims	5,969,225	5,469,225	—
Shares issued for services	1,225,001	787,500	175,001
Changes in non-cash working capital
Prepaid expenses	(60,308)	11,840	(230,226)
Advances to related parties	(631,131)	(631,131)	—
Accounts payable	79,155	(234,892)	37,952
Accrued liabilities	22,000	(21,265)	1,988
Minority Interest	54,861	54,861	—

Net cash used in operating activities	(4,945,974)	(2,896,783)	(779,864)

Cash Flows from Investing Activities
Short Term Investments	—	—	(900,002)
Acquisition of plant and equipment	(198,101)	(159,186)	(965)
Acquisition of mineral claims	(600)	(600)	—

Net cash used in investing activities	(198,701)	(159,786)	(900,967)

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	4,979,980	1,274,530	3,234,450
Advances from related party	246,945	246,945	—
Advances from non-related party	70,000	70,000	—

Net cash provided by financing activities	5,296,925	1,591,475	3,234,450

Effect of foreign currency exchange rate changes	(327)	(327)	—
Net increase (decrease) in Cash and Cash equivalents	151,923	(1,465,421)	1,553,619
Cash- beginning of period	—	1,617,344	378,979
Cash - end of period	151,923	151,923	1,932,598
Supplemental Cash Flow Information
Interest paid	—	—	—
Income taxes paid	—	—	—
   The accompanying condensed notes are an integral part of these unaudited interim financial statements

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2008
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

The interim consolidated financial statements include the accounts of Pacific Copper Corp. (the “Company”) and its subsidiaries, Pacific Copper Peru SRL, a limited liability partnership (99% owned by the Company) (“Peru SRL”) and Sociedad Pacific Copper Chile Limitada, a limited liability partnership (99% owned by the Company) (“Pacific LTDA”). All material inter-company accounts and transactions have been eliminated.

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

The Company is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $9,050,385 for the nine month period ended July 31, 2008. This loss includes a non-cash loss for $5,523,871 relating to non-capitalization and expensing of mineral claims relating to acquisition of Peru SRL and Pacific LTDA (note 3). At July 31, 2008, the Company had an accumulated deficit during the exploration stage of $12,648,538. The Company has funded operations through the issuance of capital stock. During the year ended October 31, 2007, the Company raised $3,234,450. During the nine months ended July 31, 2008 the Company raised an additional $1,274,530 (net of offering costs). Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

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
July 31, 2008
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

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	July 31,2008		October 31,2007

		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	386	113	386	58
Computer equipment	6,529	1,334	2,644	521
Operating equipment	191,186	26,397	35,885	130

	198,101	27,844	38,915	709

Net carrying amount	$170,257		$38,206

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2008
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
July 31, 2008
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

Three months ended October 31, 2007

The Company did not raise any capital during the three month period ended October 31, 2007.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2008
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
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Issuance of Common Shares-Cont’d

2008

Three months ended July 31, 2008

The Company, through private placements, issued 325,715 and 417,857 units at a price of $0.35 per unit during the months of June and July 2008 respectively. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.50 per share for a period of 2 years from the date of issuance. The private placement was undertaken entirely outside the United States pursuant to Regulation S. The Company expensed share issuance expense of $13,370 being total finder’s fees. The Company also issued to the finders a warrant to purchase 13,000 shares at $0.50 per share on or before two years from date of issuance.

6.	Stock Purchase Warrants

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services. Upon execution of the Kriyah Agreement, the Company issued to Kriyah 1,000,000 common share purchase warrants where each warrant is exercisable into one common share of the Company at the price of $0.60 until August 22, 2012. The warrants vest on a schedule that began on August 22, 2007 and continues over a period of two years at the rate of 250,000 Warrants every 6 months. The fair value of the warrants was estimated on the grant date using the Black-Scholes option-pricing model. For the year ended October 31, 2007, the Company expensed $21,093 as compensation expense on issue of warrants. During the nine month period ended July 31,2008, the Company expensed $80,211 as compensation expense on issue of warrants. There was $112,591 of unrecognized expense related to non-vested warrants.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Stock Purchase Warrants-Cont’d

	Number of Warrants Granted	Exercise Prices	Expiry Date
		$
Outstanding at October 31, 2006 and average exercise price	—	—	—

Granted in year 2007	1,000,000	0.60	8/22/2012
Granted in year 2007	3,085,000	0.75	4/30/2009
Granted in year 2007	233,100	0.50	4/30/2009
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding at October 31, 2007 and average exercise price	4,318,100	0.70
Granted in year 2008	1,623,571	0.50	4/30/2010
Granted in year 2008	175,857	0.50	6/06/2010
Granted in year 2008	208,928	0.50	7/30/2010
Outstanding at July 31, 2008 and average exercise price	6,326,456	0.64

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company

7.	Stock Based Compensation

During the nine month period ended July 31, 2008, the Board granted the following stock options:

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
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

c)
On May 15, 2008, stock options to purchase 200,000 common shares at an exercise price of $0.35 per share were issued to a consultant. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest on the third month from the date granted. These options were granted for a term of 2 years.

For the nine month period ended July 31, 2008, the Company has recognized in its financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Date of grant	14-May	20-Jul	1-Aug	9-Aug	20-Feb	1-Mar	15-May
	2007	2007	2007	2007	2008	2008	2008	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%	5.00%	5.00%	5.00%
Volatility factor	50%	50%	50%	50%	100%	98%	86%
Expected dividends	0%	0%	0%	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years	2 years	5 years	2 years
Exercise price	$0.50	$0.50	$0.50	$0.51	$0.40	$0.50	$0.35
Total number of options granted	1,750,000	250,000	1,700,000	650,000	250,000	490,000	200,000	5,290,000
Grant date fair value	$0.24	$0.24	$0.24	$0.24	$0.22	$0.27	$0.25
Stock-based compensation cost expensed during the nine month period ended July 31, 2008	$223,699	$34,791	$112,233	$115,669	$54,618	$27,855	$41,253	$610,118

Unexpended Stock -based compensation cost deferred over the vesting period	—	$11,630	$248,518	$3,390	—	$105,848	$8,251	$377,637

As of July 31, 2008 there was $377,637 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine month period ended July 31, 2008 was $610,118.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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
July 31, 2008
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
July 31, 2008
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

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services.  The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice. Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter. In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona. The Company’s maximum obligation under the lease guarantee, as of July 31, 2008, would be $269,986 in the event of a lease default with full acceleration of rent. Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company.

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
July 31, 2008
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

On February 28, 2008 the Company entered into an agreement with Michael A. McClave (“Consultant”). Pursuant to this agreement, Consultant will provide certain mineral exploration, geological and consulting services to the Company, as requested from time to time. Pacific Copper will be invoiced on a monthly basis for services rendered on the projects. Either party can terminate this agreement by giving 30 days notice with or without cause.

On May 15, 2008, the Company entered into a consulting and professional services agreement with Jehcorp Inc. (“Consultant”). Pursuant to this agreement, Consultant agrees to provide and perform for the benefit of the Company certain expert technical consulting services, specifically including, but not limited to, the preparation of a Canadian National Instrument NI-43-101 Technical Report for various properties owned or controlled by the Company and its subsidiaries in Peru and Chile. The Company will be invoiced on a monthly basis for services rendered and the Consultant was advanced $5,000.

The Company through its Chilean subsidiary, has executed a Letter of Intent (“LOI”) with a single vendor to acquire a 100% interest in the Venado oxide copper project located 45 km northeast of the city of Copiapo, Atacama Region III, Chile, and a 100% interest in the El Corral oxide-chalcocite copper property located 110 km southeast of Copiapo, Chile and in Atacama Region III. The vendor of the Vendao Property will receive 2 million shares of the Company at closing in exchange for this property, along with a 2% Net Smelter Return (“NSR”) royalty capped at US$6 million, 1% of which can be repurchased prior to commercial production for the sum of US$2 million. The vendor of the El Corral Property will receive 2 million shares of Pacific Copper Corp at closing in exchange for El Corral, and a 2% NSR royalty subject to the same repurchase terms as above.

The Company through its Chilean subsidiary has executed a Letter of Intent ("LOI") with a single vendor to acquire its interest in the La Mofralla oxide copper property located 110 km southeast of the city of Copiapo, Atacama Region III, Chile. The property consists of close to 250 hectares, is road-accessible and is characterized by oxide copper mineralization in various sedimentary units encountered at the surface. La Mofralla is adjacent to the El Corral property which was announced as a Company acquisition on July 8, 2008. The vendor of the La Mofralla interest controls roughly 40% of the identified mineralization in the La Mofralla District. The vendor, which is owned in part by a Director of the Company, will receive 1 million shares of the Company at closing in exchange for its interest at La Mofralla, and a 2% NSR royalty, capped at $6 million. The Company has the option to buy back a 1% NSR for $2 million at any time prior to commercial production.

On June 10, 2008 the Company executed an agreement with Eagle Mapping Ltd. for providing services for a total consideration payable for $52,200.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10. Related Party Transactions

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A
During the nine month period ended July 31, 2008, the Company expensed stock based compensation for $373,959 relating to the vesting of the following stock options issued in year 2007 and 2008 to its directors and officers:

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

B)
During the nine month period ended July 31, 2008, the Company paid $22,500 to Medallion Capital Corp., a private corporation owned by a former officer of the Company for consulting services. The officer resigned effective February 1. 2008

C)	A director of the Company provided consulting services to the Company and a total of $67,500 was expensed to his company, Sage Associates, for the nine-month period ended July 31, 2008.

D)	A director of the Company provided consulting services to the Company and a total of $67,500 was expensed to his company, Pro Business Trust, for the nine-month period ended July 31, 2008.

E)
The President, CEO, Director and Chairman of the Board of Directors of the Company, was paid $102,743 by Kriyah, including benefits billed to the Company during the nine-month period ended July 31, 2008.

F)
The Secretary of the Company is an employee of Kriyah and was paid $14,121 by Kriyah, including payroll burden and benefits that was billed to the Company during the nine-month period ended July 31, 2008.

G)	The Company’s expensed $10,750 for payment to the CFO for the nine month period ended July 31, 2008.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10. Related Party Transactions-Cont’d

H)	The Company advanced an amount of $367,000 interest free against demand promissory notes to Zoro Mining Corp., a Company related through common directors.

I)	The Company received an advance of $70,000 from War Eagle Mining Corporation, a Company related through a common director. This amount was advanced interest free against a demand promissory note.

11. Advances to related parties

Advances to related parties include an amount of $367,000 advanced interest free against demand promissory notes to Zoro Mining Corp., a Company related through common directors.

Advances to related parties also include an amount of $264,131 advanced to Gareste Limitada, a limited liability partnership organized under the laws of Chile (“Gareste”). The Company through its subsidiary entered into an Operator Agreement (the “Chile Operator Agreement”) with Gareste Limitada. Pursuant to the Chile Operator Agreement Gareste will prepare and submit proposed annual work programs and accompanying budgets to Pacific LTDA covering the exploration and, if warranted, development of certain mineral concessions held by Pacific LTDA. Gareste will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs. Harold Gardner, a member of the Company’s board of directors, is a partner in Gareste.

12. Advances from related and non-related parties

The Company received an advance of $70,000 from War Eagle Mining Corporation, a Company related through a common director. This amount was advanced interest free against demand promissory note.

On June 20, 2008 the Company received an advance of $246,945 from a non-related party which bears interest at an annual rate of eight percent and is due and payable within ninety days from receipt thereof.

PACIFIC COPPER CORP.
(FORMERLY GATE-1 FINANCIAL, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13. Project expenses

During the nine-month period ended July 31, 2008, the Company incurred project related expenses on the following mineral claims in Chile, Peru and USA:

Tonalia (Peru)	$—
Don Javier (Peru)	$240,344
Carrera Pinto (Chile)	$376,414
Carrizal (Chile)	$200,724
Cerro Blanco (Chile)	$70,756
La Guanaca (Chile)	$123,642
Mazama (USA)	$14,675
Others	$55,911
Total	$1,082,466

The above expenses include consulting, claims, equipment rentals, contract labor, field wages, photography and other project related expenses.

14. General and administration expenses

General and administration expense for the nine months ended July 31, 2008 include the following:

Non-cash compensation expense relating to the issue of options and warrants	$690,329
Non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants	$787,500
Legal and audit	$136,601
Office, payroll and other general expenses	$802,927
Total	$2,417,357

15. Subsequent Events

Subsequent commitments

On August 13, 2008, the Company entered into an advisory consulting agreement with Jesup & Lamont Sec. Corp. (‘Consultant’). Pursuant to this agreement, Consultant agrees to provide and perform for the benefit of the Company certain consulting services. The Company shall issue to the consultant a warrant to purchase 500,000 common shares at a price of $0.50 per share and exercisable for a period of 5 years. The term of this agreement shall continue for a period of 6 months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE AND NINE MONTH PERIOD ENDED JULY 31, 2008

Discussion of Operations & Financial Condition
Three and Nine month Period ended July 31, 2008

Pacific Copper Corp. is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $9,050,385 for the nine-month period ended July 31, 2008. This loss includes a non-cash loss for $5,523,871 relating to non capitalization and expensing of mineral claims relating to acquisition of our Peru and Chile subsidiaries. At July 31, 2008, the Company had an accumulated deficit during the exploration stage of $12,648,538. The Company has funded operations through the issuance of capital stock. During the year ended October 31, 2007, the Company raised $3,234,450. During the nine months ended July 31, 2008, the Company raised an additional $1,274,530 (net of offering expenses). Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

The Company’s major endeavor during the nine-month period ended July 31, 2008 has been its acquisitions of subsidiaries in Peru and Chile.

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

SELECTED INFORMATION

	Three months ended	Three months ended
	July 31, 2008	July 31, 2007

Revenues	$ Nil	$ Nil
Net Loss	$1,010,782	$591,990
Loss per share-basic and diluted	$(0.02)	$(0.02)

	Nine months ended	Nine months ended
	July 31, 2008	July 31, 2007

Revenues	$ Nil	$ Nil
Net Loss	$9,050,385	$857,638
Loss per share-basic and diluted	$(0.23)	$(0.04)

	As at	As at
	July 31, 2008	October 31, 2007

Total Assets	$1,014,219	$1,727,698
Total Liabilities	$418,100	$357,312
Cash dividends declared per share	Nil	Nil

The total assets as of July 31, 2008 includes cash and cash equivalents of $151,923, prepaid expenses and other receivables for $60,308, advances to related parties for $631,131, capital assets of $170,257 and mineral claims for $600. The total assets as of October 31, 2007 include cash and cash equivalents of $1,617,344, prepaid expenses of $72,148, and capital assets of $38,206.

Revenues

No revenue was generated by the Company’s operations during the three-month and nine-month period ended July 31, 2008 and July 31, 2007.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the nine-month period ended July 31, 2008 is general and administrative expense of $2,417,357, as compared with $613,707 for the nine month period ended July 31, 2007. General and administrative expense represents approximately 26.7% of the total operating expense for the nine month period ended July 31, 2008. The increase in this expense is mainly due to increase in professional, consulting, office and general and non cash compensation expense relating to the issue of options and warrants for $690,329 and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $787,500.

(b) Project Expense

Included in operating expenses for the nine month period ended July 31, 2008 is project expenses of $1,082,466 as compared with $279,964 for the nine month period ended July 31, 2007. Project expense represents approximately 11.9 % of the total operating expense for the nine month period ended July 31, 2008. The major reason for the increase in project expense relates to consulting, claims, equipment rentals, contract labor, field wages, photography and other project related expenses incurred during the nine-month period primarily on mineral claims in Chile and Peru.

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

Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

Liquidity and Capital Resources

The following table summarizes the company’s cash flows for the nine-month period:

	July 31, 2008	July 31, 2007

Cash used in operating activities	$(2,896,783)	$(779,864)
Cash used in investing activities	$(159,786)	$(900,967)
Cash provided by financing activities	$1,591,475	$3,234,450

As at July 31, 2008 the Company had working capital of $425,262. During the nine-month period ended July 31, 2008, the Company invested $159,786 in acquisition of equipment and capitalized mineral claims for $600.

The Plant and equipment as on July 31, 2008 is $170,257.

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

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of July 31, 2008 and July 31, 2007.

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

On May 15, 2008, the Company entered into a consulting and professional services agreement with Jehcorp Inc. (“Consultant”). Pursuant to this agreement, Consultant agrees to provide and perform for the benefit of the Company certain expert technical consulting services, specifically including, but not limited to, the preparation of a Canadian National Instrument NI-43-101 Technical Report for various properties owned or controlled by the Company and its subsidiaries in Peru and Chile. The Company will be invoiced on a monthly basis for services rendered and the Consultant was advanced $5,000.

The Company through its Chilean subsidiary, has executed a Letter of Intent (“LOI”) with a single vendor to acquire a 100% interest in the Venado oxide copper project located 45 km northeast of the city of Copiapo, Atacama Region III, Chile, and a 100% interest in the El Corral oxide-chalcocite copper property located 110 km southeast of Copiapo, Chile and in Atacama Region III. The vendor of the Vendao Property will receive 2 million shares of the Company at closing in exchange for this property, along with a 2% Net Smelter Return (“NSR”) royalty capped at US$6 million, 1% of which can be repurchased prior to commercial production for the sum of US$2 million. The vendor of the El Corral Property will receive 2 million shares of Pacific Copper Corp at closing in exchange for El Corral, and a 2% NSR royalty subject to the same repurchase terms as above.

The Company through its Chilean subsidiary has executed a Letter of Intent ("LOI") with a single vendor to acquire its interest in the La Mofralla oxide copper property located 110 km southeast of the city of Copiapo, Atacama Region III, Chile. The property consists of close to 250 hectares, is road-accessible and is characterized by oxide copper mineralization in various sedimentary units encountered at the surface. La Mofralla is adjacent to the El Corral property which was announced as a Company acquisition on July 8, 2008. The vendor of the La Mofralla interest controls roughly 40% of the identified mineralization in the La Mofralla District. The vendor, which is owned in part by a Director of the Company, will receive 1 million shares of the Company at closing in exchange for its interest at La Mofralla, and a 2% NSR royalty, capped at $6 million. The Company has the option to buy back a 1% NSR for $2 million at any time prior to commercial production.

On June 10, 2008 the Company executed an agreement with Eagle Mapping Ltd. for providing services for a total consideration payable for $52,200.

Subsequent Events

Subsequent commitments

On August 13, 2008, the Company entered into an advisory consulting agreement with Jesup & Lamont Sec. Corp. (“Consultant”). Pursuant to this agreement, Consultant agrees to provide and perform for the benefit of the Company certain consulting services. The Company shall issue to the consultant a warrant to purchase 500,000 common shares at a price of $0.50 per share and exercisable for a period of 5 years. The term of this agreement shall continue for a period of 6 months.

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

During the three months ended April 30, 2008 the Company, through private placements, issued 3,157,143 units at a price of $0.35 per unit. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.50 per share on or before April 30, 2010. The private placement was undertaken entirely outside the United States pursuant to Regulation S. The Company accrued share issuance expense of $77,350 as a finder’s fee for introduction to subscribers who purchased 3,157,143 units for a total investment of $1,105,000 in the above private placements. The Company also issued to the finder a warrant to purchase 45,000 shares at $0.50 per share on or before April 30, 2010.

The Company, through private placements, issued 325,715 and 417,857 units at a price of $0.35 per unit during the months of June and July 2008 respectively. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.50 per share for a period of 2 years from the date of issuance. The private placement was undertaken entirely outside the United States pursuant to Regulation S. The Company expensed share issuance expense of $13,370 being total finder’s fees. The Company also issued to the finder a warrant to purchase 12,000 shares at $0.50 per share on or before two yers from date of issuance.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

ITEM 5: OTHER INFORMATION:

ITEM 6: EXHIBITS & REPORTS ON FORM 8-K

Exhibits

(a)	31.1 Certification of Chief Executive Officer.
31.2 Certification of Chief Financial Officer.
32.1 Certificate of Chief Executive Officer and Chief Financial Officer.

Reports on Form 8-K

(b)	Current Report on Form 8-K: “Item 7.01 - Regulation FD Disclosures”, dated August 1, 2008. Current Report on Form 8-K: “Item 7.01 - Regulation FD Disclosures”, dated July 11, 2008.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 11, 2008	/s/	Jodi Henderson
Secretary