Form 10KSB
period 2008-10-31
Pacific Copper Corp.
filed 2009-01-29
CIK 1387522

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year October 31, 2008, or

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

YES ☒                                                        NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES ☐                                                        NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of October 31, 2008
Common Shares $ .0001 par value	44,561,600

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐

The issuer had no revenue in the year ended October 31, 2008.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of October 31, 2008 was approximately $3,204,219 based upon a share valuation of $0.09 per share.  This share valuation is based upon the 10-day trailing average price of the Company’s shares as of October 31, 2008.  For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of October 31, 2008, 44,561,600 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure    Yes ☐ No☒

TABLE OF CONTENTS

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

Item 1.   Description of Business.

Our name is Pacific Copper Corp. and we sometimes refer to ourselves in this Annual Report as “Pacific Copper”, the “Company” or as “we,” “our,” or “us.”  We are an exploration stage mining company.  Our objective is to explore and, if warranted, develop our mineral claims located in Chile and Peru, as more fully described herein.  Our head office is at 3430 E. Sunrise Dr., Ste 160, Tucson, Arizona 85718   Our telephone number is (520) 989-0021; FAX (520) 623-3326

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

2.	BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES AND CURRENT DETERIORATION IN EQUITY MARKETS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. Our prospects are further complicated by a pronounced deterioration in equity markets and constriction in equity capital available to finance and maintain our exploration activities. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake and the difficult economy and market volatility that we are experiencing. Moreover, most  exploration projects do not result in the discovery of commercially mineable deposits.

3.	THE COMPANY IS HIGHLY DEPENDENT UPON ITS OFFICERS AND DIRECTORS. BECAUSE OF THEIR INVOLVEMENT IN OTHER SIMILAR BUSINESSES WHICH MAY BE COMPETITORS, THEY MAY HAVE A CONFLICT OF INTEREST.

None of the Company’s officers or directors works for the Company on a full-time basis.  The Company’s President and Chief Executive Officer, Andrew Brodkey, is also the president of one other exploration stage mining company and, by the terms of his employment agreement with the Company, is permitted to participate in other mining related businesses.  Some of our directors are officers or directors of other companies in similar exploration businesses.  Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to the Company as against their other business projects, which may be competitive.  Also, the Company has no key man life insurance policy on any of its senior management or directors.  The loss of one or more of these officers or directors could adversely affect the ability of the Company to carry on business.

4.             THE COMPANY COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

The Company could face further delays in obtaining title to properties under contract with its subsidiary in Peru, as well as delays in obtaining permits to explore on the properties covered by our claims.  Such delays could jeopardize financing, if any is available, which could result in having to delay or abandon work on some or all of the properties.

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

6.	OUR PLANNED MINERAL EXPLORATION EFFORTS ARE HIGHLY SPECULATIVE; WE HAVE NOT YET ESTABLISHED ANY PROVEN OR PROBABLE RESERVES.

Mineral exploration is highly speculative.  It involves many risks and is often nonproductive.  Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons.  Additionally, we may be required to  make substantial capital expenditures and to construct mining and processing facilities.  As a  result of these costs and uncertainties, we may be unable to start, or if started, to finish our exploration activities.  In addition, we have not to date established any proven or probable reserves on our mining properties and there can be no assurance that such reserves will ever be established.

7.	MINING OPERATIONS IN GENERAL INVOLVE A HIGH DEGREE OF RISK, WHICH WE MAY BE UNABLE, OR MAY NOT CHOOSE TO INSURE AGAINST. ..

Our operations are subject to all of the hazards and risks normally encountered in the exploration, development and production of minerals. These include unusual  and  unexpected  geological  formations, rock falls, flooding and other conditions  involved in the drilling and removal of material, any of which could result  in  damage  to, or destruction of, mines and other producing facilities, damage  to  life or property, environmental damage and possible legal liability.  Although we plan to take adequate precautions to minimize these risks, and risks associated  with equipment failure or failure of retaining dams which may result in  environmental  pollution,  there  can  be  no  assurance  that even with our precautions,  damage  or  loss will not occur and that we will not be subject to liability  which will have a material adverse effect on our business, results of operation and financial condition.

8.	BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time, we may not have sufficient coverage to insure against these hazards.  Incurring such liabilities could result in our going out of business.

9.             GOING CONCERN QUALIFICATION

The Company has included a “going concern” qualification in the Consolidated Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate mineral resources, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the “going concern” qualification in our auditor's report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

10.           OUR BUSINESS IS AFFECTED BY CHANGES IN COMMODITY PRICES.
Our ability to develop our mineral properties and the future profitability of the Company is directly related to the market price of certain minerals. The Company is negatively affected by the current decline in commodity prices.

11.           OUR COMMON STOCK IS A PENNY STOCK.

Our Common Stock is classified as a penny Stock, which is traded on the OTC Bulletin Board.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock.  In addition, the “penny stock” rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives.  The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock.  In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company’s Common Stock.

Item 2.  Description of Property
PROPERTIES

Property Locations and Descriptions

Pacific Copper holds, or is in the process of acquiring, mineral claims in Chile and Peru.  Pacific Copper’s subsidiary, Sociedad Pacific Copper Chile Limitada (a Chilean limited liability partnership,), holds or is in the process of acquiring mining concessions in the Carrizal, Cerro Blanco and Carrera Pinto mining districts of Chile and certain other areas in Atacama Region III of Chile (the “Chile Claims”).  The Company also has a subsidiary, Pacific Copper Peru SRL (a Peruvian limited liability partnership) that holds or is in the process of acquiring claims in the Medalla Milagrosa district of Peru (the “Peru Claims”).  There is no assurance that commercially viable mineralized material exist on any of our mineral claims and further exploration will be required before a final evaluation as to economic feasibility is determined.  We do not consider the Chile Claims or the Peru Claims material at this time.

Pacific Copper also held claims in Okanogan County, Washington referred to collectively as the “Mazama Claims”.  On September 25, 2008, the Board of Directors approved a resolution to discontinue the exploration of the Mazama Claims in order to focus the Company’s efforts and resources on the Chile Claims and the Peru Claims.  The Company has relinquished and will let lapse with the United States Bureau of Land Management the Mazama Claims, thereby relieving the Company of the cost of maintaining these claims.

Please note that the Glossary at the end of this Section contains definitions for certain geological and other specialized terms used in this section.  Where appropriate, these definitions have been incorporated in the text of this section.

PAFICIC COPPER IN SOUTH AMERICA

SOCIEDAD PACIFIC COPPER CHILE LIMITADA

On January 8, 2008, Pacific Copper acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a share exchange agreement entered into as of April 11, 2007, as amended (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA.  In order to facilitate the formation of Pacific LTDA, upon execution of the Chile Agreement, the Company paid $25,000 to cover expenses relating to formation of Pacific LTDA and the consummation of the Chile Agreement.  On August 9, 2007, Harold Gardner (then a partner of Pacific LTDA) was appointed to the Company’s Board of Directors, in contemplation of the closing of the Chile Agreement. On November 26, 2007, the Board of Directors of the Company approved the appointment for Mr. Gardner, Eduardo Esteffan, Andrew Brodkey, George Orr and Elden Schorn to serve as directors of Pacific LTDA.

Pursuant to the Chile Agreement the Company issued, subject to an escrow agreement, an aggregate of 6,088,452 of its common shares to the former partners of Pacific LTDA as consideration for the acquisition (the “Consideration Shares”).  Mr. Gardner received, in escrow, 2,425,000 Consideration Shares.

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

Pacific LTDA holds title to, certain mineral claims located in the Carrizal, Cerro Blanco and Carrera Pinto mining districts in Chile (the “Chile Claims”).  As of the date of this Report, the Company does not consider the Chile Claims to be material assets.  That assessment may change after further exploration of the Chile Claims. The Consideration Shares were exempt from registration under the Securities Act of 1933, as amended, were restricted upon issuance, and were issued in escrow subject to a “Closing Agreement” between the Company, Pacific LTDA, and the former partners of Pacific LTDA.  Under the terms of the Closing Agreement Pacific LTDA was required to obtain title and all licensing and regulatory approval necessary for the transfer of the Chile Claims.

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

The Company may waive the requirement to complete any of the foregoing post closing items in its sole discretion.  In the event that Pacific LTDA fails to satisfy the terms of the Closing Agreement by December 31, 2008, it may be considered in breach and the Company may require the return of some or all of the Consideration Shares to the Company.  As of the date of this Report, the Consideration Shares remain in escrow and the Company has not elected to waive any of the Closing Conditions.

The Consideration Shares were exempt from registration under the Securities Act of 1933, as amended, and were restricted upon issuance. As of the date of this report, the Chile Consideration Shares remain in escrow.  However, Pacific LTDA holds tile to the mining concession listed below in the Table entitled “Pacific LTD Concessions”

CHILEAN OXIDE/LEACHABLE COPPER PROJECTS

La Guanaca Chile Copper Oxide Property

On January 24, 2008, the Company, through its subsidiary Pacific LTDA entered into an exclusive exploration, mining and exploitation agreement (the "Guanaca Lease") for the La Guanaca oxide copper project located northeast of the town of Inca de Oro, Chanaral Province, Atacama Region 3, Chile.  This property, which consists of approximately 300 hectares of exploration concessions, is road-accessible and was previously explored in the mid-1990's through geophysical methods, sampling and drilling by Empresa Nacional de Mineria ("ENAMI") a Chilean nationally-owned mining enterprise.  The Guanaca Lease is for a term of 5 years and is renewable automatically for additional 5-year periods.  The owners of the La Guanaca property, will receive US$2,000 per month in cash during the term of the agreement.  The Company dos not consider this property to be material, however, the Company’s assessment may change after further exploration is completed.

CLAIM DATA

Claim Name	Descriptions	Hectares
La Guanaca Una a Cincuenta	1 to 10	50
	11 to 20	50
	21 to 30	50
	31 to 40	50
	41 to 50	50
Total		250

El Corral/La Mofralla Chile Copper Oxide Properties

In July and October of 2008, the Company, through Pacific LTDA, entered into Letters of Intent to acquire the interests of Gareste, Ltda., a private Chilean entity which is owned, in part, by a Director of the Company, in the El Corral/La Mofralla copper properties, which are adjacent to one another, in Atacama Region III, Chile.  These properties consist of approximately 3,900 hectares of exploration concessions, are road accessible and located roughly 60 kilometers south of the city of Copiapo.  The Corral property was acquired for 2 million shares of the Company’s common stock and a 2% net smelter return (“NSR”) royalty interest.  One half of such royalty can be repurchased for the sum of $2 million at any time prior to the commencement of production.  Mofralla was purchased for 1 million shares of the Company’s common stock.  The Company and the seller are proceeding to negotiate and execute a definitive purchase agreement and the seller has transferred title to the Mofralla and El Corral properties to Pacific LTDA in anticipation of closing the transaction.  .  The Company dos not consider these properties to be material, however, the Company’s assessment may change after further exploration is completed.

EL CORRAL Y LA MOFRALLA PROPERTY

Claims List			Pacific LTDA

NAME	OWNER	HECTARES	STATUS OF PROPERTY
CORRAL CERO	Gareste Ltda.	300	Exploration Concession
CORRAL	Gareste Ltda.	300	Exploration Concession
CORRAL UNO	Gareste Ltda.	300	Exploration Concession
CORRAL DOS	Gareste Ltda.	300	Exploration Concession
CORRAL TRES	Gareste Ltda.	300	Exploration Concession
CORRAL CUATRO	Gareste Ltda.	300	Exploration Concession
CORRAL CINCO	Gareste Ltda.	300	Exploration Concession
CORRAL SEIS	Gareste Ltda.	300	Exploration Concession
CORRAL SIETE	Gareste Ltda.	300	Exploration Concession
CORRAL ONCE	Gareste Ltda.	300	Exploration Concession
CORRAL DOCE	Gareste Ltda.	300	Exploration Concession
CORRAL TRECE	Gareste Ltda.	300	Exploration Concession
MOFRALLA	Gareste Ltda.	300	Exploration Concession

Venado/Venapai Copper Oxide Property

In July of 2008, the Company, through Pacific LTDA, entered into a Letter of Intent to acquire the interests of Gareste, Ltda., a private Chilean entity which is owned, in part, by a Director of the Company, in the Venado copper property in Atacama Region III, Chile, also referred to as the Venapai property.  This property consists of approximately 5,000 hectares of exploration concessions, is road accessible, and located roughly 45 kilometers northeast of the city of Copiapo.  The Venado property was acquired for 4 million shares of the Company’s common stock and a 2% net smelter return (“NSR”) royalty interest, one half of which can be repurchased for the sum of $3 million at any time prior to the commencement of production.  The Company and Gareste, Ltda are proceeding to negotiate and execute a definitive purchase agreement and Gareste, Ltda has transferred title to the Venado property to Pacific LTDA in anticipation of closing the transaction.  The Company dos not consider this property to be material, however, the Company’s assessment may change after further exploration is completed.

VENAPAI PROPERTY

Claims List			Pacific LTDA

NAME	OWNER	HECTARES	STATUS OF PROPERTY
VENAPAI CERO	Gareste Ltda.	200	Exploration Concession
VENAPAI UNO	Gareste Ltda.	300	Exploration Concession
VENAPAI DOS	Gareste Ltda.	300	Exploration Concession
VENAPAI TRES	Gareste Ltda.	300	Exploration Concession
VENAPAI CUATRO	Gareste Ltda.	300	Exploration Concession
VENAPAI CINCO	Gareste Ltda.	300	Exploration Concession
VENAPAI SEIS	Gareste Ltda.	300	Exploration Concession
VENAPAI SIETE	Gareste Ltda.	300	Exploration Concession
VENAPAI OCHO	Gareste Ltda.	300	Exploration Concession
VENAPAI NUEVE	Gareste Ltda.	300	Exploration Concession
VENAPAI DIEZ	Gareste Ltda.	300	Exploration Concession
VENAPAI ONCE	Gareste Ltda.	300	Exploration Concession
VENAPAI DOCE	Gareste Ltda.	300	Exploration Concession
VENAPAI TRECE	Gareste Ltda.	300	Exploration Concession
VENAPAI CATORCE	Gareste Ltda.	300	Exploration Concession
VENAPAI QUINCE	Gareste Ltda.	300	Exploration Concession
VENAPAI DIECISEIS	Gareste Ltda.	300	Exploration Concession
Total hectares		5000

CARRIZAL, CERRO BLANCO, AND CARRERA PINTO
PORPHYRY COPPER SYSTEMS IN CHILE

History

The Carrizal District, the Cerro Blanco District and the Carrera Pinto District (collectively the “Porphyry Districts”) were known in Europe and the United States during the 1800’s.  Chile led all countries in world copper production from 1850 – 1880, supplying as much as 40% of world demand.  Almost half of all Chilean production during this period came from the Districts.  The combined mining operations at Carrizal and Cerro Blanco provided from 10% to 15% of the world’s copper during the period from 1850-1880.  These historical results are not indicative of future exploration results.

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

The following tables show the mineral claims held by Pacific LTDA in the Porphyry Districts.

Pacific LTD Concessions

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
										160

										5,000

PACIFIC COPPER PERU SRL

On December 17, 2007, the Company completed the acquisition of Pacific Copper Peru SRL, a limited partnership organized under the laws of Peru (“Peru SRL”) pursuant to a Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”).  On August 9, 2007, David Hackman, a former partner of Peru SRL, was appointed to the Company’s Board of Directors in anticipation of the closing of the Peru Agreement.  On December 12, 2007, the Company’s Directors passed a resolution appointing Harold Gardner, a member of the Company’s Board of Directors, Manager of Peru SRL.

Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Consideration Shares”), subject to an escrow agreement, to the former partners of Peru SRL as consideration for the acquisition of Peru SRL.  Mr. Hackman was among the former partners of Peru SRL and received 2,425,000 Consideration Shares.  As a result of the closing, Peru SRL became a subsidiary of the Company.  Mr. Brodkey holds a 1% interest in Peru SRL for the benefit of the Company.  Mr. Brodkey holds this 1% interest in order to comply with the requirement under Peruvian law that limited partnerships in Peru have at least two partners.

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

The Consideration Shares were exempt from registration under the Securities Act of 1933, as amended, and were restricted upon issuance. As of the date of this report, the Peru Consideration Shares remain in escrow, and the Company has not yet elected to waive any of the Closing Conditions.

The Company through Pacific LTDA also executed a letter of intent with a single vendor to acquire its interest in the Yerbas Buenas oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III.  Chile.Yerbas Buenas is located roughly 20 km from the El Corral property.  The vendor of Yerbas Buenas is Gareste, Ltda., a Chilean entity which is owned in part by a Director of the Company.  The vendor will receive 2 million shares of the Company’s common stock at closing in exchange for its interest at Yerbas Buenas, and a 2% NSR royalty, capped at $6 million, 1% of which can be repurchased for the sum of $2 million at any time prior to commercial production.  This transaction has not closed and is pending.  The Company dos not consider this property to be material, however, the Company’s assessment may change if further exploration is undertaken.

Pacific Copper held claims in Okanogan County, Washington  referred to collectively as the “Mazama Claims”.  On September 25, 2008, the Board of Directors approved a resolution to discontinue the exploration of the Mazama Claims in order to focus the Company’s efforts and resources on the Chile Claims and the Peru Claims.  The Company has relinquished and will let lapse with the United States Bureau of Land Management the Mazama Claims, thereby relieving the Company of the cost of maintaining these claims.

GLOSSARY OF TERMS

Adit:  a tunnel entrance.

Caldera: a large basin shaped volcanic depression, more or less circular.

Chalcocite- a sulfide mineral ore of copper.

Copper:  a metallic chemical element, an isometric mineral

Diamond Drilling:  diamond drilling differs from other geological drilling in that a solid core is extracted from depth, for examination on the surface.

Mantos: flat lying bedded deposit

Mineral Deposit:  a mass of naturally occurring mineral material

Mineral Claims:  land title encompassing minerals

Mineralization:  deposition of minerals in rocks

Molybdenum:  a hard, silvery-white metallic element

Porphyry:   variety of igneous rock consisting of large-grained crystals, such as feldspar or quartz, dispersed in a fine-grained groundmass

Pyrite:  a mineral composed of iron and sulfur

Staked:  acquisition of mineral title is accomplished by placing posts in the ground or other monuments to delineate the parameters of the claim and filing the location notice at the mining recorders office.

Item 3.   Legal Proceedings.

Legal Proceedings

There is no material legal proceeding pending or, to the best of our knowledge, threatened against the Company or its subsidiaries.

Regulatory Matters

On October 28, 2008, the Company received a cease trade order (the “CTO”) from the British Columbia Securities Commission (the “BCSC”), the effect of which is limited to the Province of British Columbia.  By its terms, the CTO was issued for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to its material copper oxide projects in Chile after having made public disclosures regarding such properties.  The Company has engaged counsel in British Columbia and is in the process of obtaining and filing the reports and information required by the BCSC and otherwise satisfying the requirements of British Columbia law.  As of the date of this report, this matter has not been resolved and the CTO is in effect.

Item 4.  Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

As of October 31, 2008, there are 44,561,600 shares of common stock outstanding (a “share” or “shares”), held by 627 shareholders of record.

Private Placements

Private Placements for the Fiscal Year Ended October 31, 2007

In May 2007, the Company received $795,000 in connection with subscriptions for 1,590,000 “units” at $0.50 per unit.  Each unit consists of one common share and one half a common share purchase warrant.  Each full common share purchase warrant is exercisable for one common share at $0.75 per share on or before April 30, 2009.  The Company paid an agent $43,750 and issued a warrant to purchase 87,500 common shares at $0.50 per share on or before April 30, 2009 as finder’s fees.  The private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated thereunder (“Regulation S”).

On April 30, 2007, the Company received $2,290,000 in connection with subscriptions for 4,580,000 “units” at a price of $0.50 per unit. Each unit entitles the holder thereof to one share of the Company’s common stock and one-half of a common share purchase warrant. Each full common share purchase warrant is exercisable for one common share of Pacific Copper at a price of $0.75 per share on or before April 30, 2009. The Company paid agents $72,800 and issued warrants to purchase 145,600 common shares at $0.50 per share on or before April 30, 2009.  The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

The shares issued in April and May 2007  were subject to a lock-up agreement which provided that one-third of the shares held by a selling shareholder may be resold on the effective date of a registration statement on Form SB-2 filed with the SEC which was made effective on August 16, 2007 (the “effective date”), one-third may be re-sold 90 days from the effective date and one–third may be re-sold 180 days from the effective date.

On March 15, 2007, the Company completed a private placement of 1,000,000 restricted shares of the Company’s common stock at a price of $0.10 per share with a single non-U.S. investor, for gross proceeds of $100,000. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

As of March 9, 2007 the Company completed a private placement of 1,000,000 shares of the Company’s common stock at a price of $0.10 per share with a single non-U.S. investor, for gross proceeds of $100,000. These shares are subject to a lock-up agreement pursuant to which 250,000 of the shares may be resold on the effective date of a registration statement on Form SB-2 filed with the SEC  which was made effective on April 4, 2007 (the “effective date”); 250,000 shares may be re-sold following the six-month anniversary of the effective date;  250,000 shares may be re-sold following the twelve-month anniversary of the effective date; and 250,000 shares may be re-sold following the eighteen-month anniversary of the effective date. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

In January, 2007, the Company issued 660,000 common shares to a single accredited investor at a price of $0.10 per share through a private placement, for gross proceeds of $66,000. Said shares are subject to a lock-up agreement which provides that 25% could be resold on the effective date of a registration statement on Form SB-2 filed with the SEC which was made effective on February 16, 2007 (the “effective date”), 25% may be resold six months from the effective date, 25% may be resold twelve months from the effective date and 25% may be resold eighteen months from the effective date. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

Private Placements for the Fiscal Year Ended October 31, 2008

The Company, through private placements, issued 3,157,143 units at a price of $0.35 per unit. Each unit consisted of one common share and one half a common share purchase warrant.  Each full warrant is exercisable for one common share at $0.50 per share on or before April 30, 2010. The foregoing private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.   The Company accrued share issuance expense of $77,350 as a finder’s fee for introduction to subscribers who purchased 3,157,143 units for a total investment of $1,105,000 in the above private placements. The Company also issued to the finder a warrant to purchase 45,000 shares at $0.50 per share on or before April 30, 2010.

The Company, through private placements, issued 325,715 and 417,857 units at a price of $0.35 per unit during the months of June and July 2008 respectively. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.50 per share for a period of 2 years from the date of issuance. The foregoing private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.  .  The Company expensed share issuance expense of $13,370 being total finder’s fees. The Company also issued to the finders a warrant to purchase 13,000 shares at $0.50 per share on or before two years from date of issuance.

The Company, through private placements, issued 506,501 and 70,000 units at a price of $0.35 per unit during the months of September and October 2008 respectively. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.50 per share for a period of 2 years from the date of issuance. The foregoing private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

On October 27, 2008, the Company issued a $100,000 face value, 6% convertible note, due October 31, 2010.  The principal amount of the note and interest is payable on October 31, 2010.  While the note is outstanding, the investor has the option to convert the principal balance and interest, into conversion units at a conversion price of $0.16 per unit.  Each conversion unit is convertible into one share of common stock and one warrant to purchase one share of common stock.  Further, the terms of the convertible note provide for certain redemption features.  If, in the event of certain defaults on the terms of the note, certain of which are indexed to equity risks, the holder can accelerate the payment of outstanding principal and interest.  The financing transaction also provided the holder with additional investment rights to purchase up to $800,000 face value convertible notes under the same terms and conditions as the $100,000 convertible note.

Other Sales or Issuances of Unregistered Securities

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

Year ended October 31, 2008

On December 17, 2007, Pacific Copper acquired Peru SRL pursuant to a Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”).  Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  As a result of the acquisition, Peru SRL became a subsidiary of the Company.  The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims.  Property acquisition costs relating to the exploration properties held by Peru SRL are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the mining concessions held by Peru SRL.  The Company does not consider such concessions to be material assets at this time, but our assessment may change after further work is done on the properties.

On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA.  Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Company expensed $3,074,576, relating to the issue of 6,088,452 common shares calculated at $0.50 per common share and the allocation of minority interest for $30,750 net of capitalization for $400 for mineral property claims.  Property acquisition costs relating to the exploration properties held by Pacific LTDA are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the mining concessions held by Pacific LTDA.  The Company does not consider any of such concessions to be material assets at this time, but our assessment may change after further work is done on the properties.

Trading of the Company’s Common Stock

Our common stock began trading on the NASD operated OTC Bulletin Board® (the “OTC”) under the symbol “PPFP” on July 27, 2007.  The OTC does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System.  The high and low sales prices of our common stock during the fiscal year ended October 31, 2008 are as follows:

These quotations represent inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

FISCAL YEAR 2008	HIGH	LOW

First Quarter	$0.53	$0.30

Second Quarter	0.45	0.35

Third Quarter	0.60	0.35

Fourth Quarter	0.49	0.04

FISCAL YEAR 2007

Fourth Quarter	0.80	0.25

Dividends

We have not declared any cash dividends on our common stock.  We plan to retain any future earnings, if any, for exploration programs, administrative expenses and development of the Company and its assets.

Stock Option Plan

On August 8, 2006, we adopted the 2006 Stock Option Plan (the "Plan") under which our officers, directors, consultants, advisors and employees may receive stock options.  The aggregate number of shares of common stock originally authorized under the plan was 5,000,000.  Since adoption of the Plan an additional 600,000 shares were authorized for issuance pursuant to the Plan’s “evergreen share reserve increase” provision.  The purpose of the Plan is to assist us in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors, and employees of Pacific Copper who contribute to our success, and to achieve long-term objectives that will inure to the benefit of all shareholders through the additional incentive inherent in the ownership of our common stock.  Options granted under the plan will be either "incentive stock options", intended to qualify as such under the provisions of section 422 of the Internal Revenue Code of 1986, as from time to time amended (the "Code") or "unqualified stock options".  For the purposes of the Plan, the term "subsidiary" shall mean “Subsidiary Corporation,” as such term is defined in section 424(f) of the Code, and "affiliate" shall have the meaning set forth in Rule 12b-2 of the Exchange Act. The Plan is administered by the Board of Directors.

On June 22, 2007, Pacific Copper filed a registration statement on Form S-8 with the SEC pursuant to which it registered 5,000,000 shares of common stock for issuance upon exercise of options granted pursuant to the Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,230,000	$0.49	-

Equity compensation plans not approved by securities holders	N/A	N/A	N/A

Total	5,230,000	$0.49	-

The following summarized options outstanding under the Plan as of October 31, 2008:

	Option Price	Number of shares
Expiry Date	Per Share	2008	2007
February 28, 2010 May 15, 2010 May 14, 2012	0.40 0.35 0.50	250,000 200,000 1,750,000	- - 1,750,000
July 20, 2012	0.50	250,000	250,000
August 1, 2012	0.50	1,700,000	1,700,000
August 9, 2012	0.51	650,000	650,000
March 1, 2013 September 24, 2013	0.50 0.50	380,000 50,000	- -

		5,230,000	4,350,000
Weighted average exercise price at end of year		0.49	0.50

Item 6.   Management’s Discussion and Analysis

This section should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Discussion of Operations & Financial Condition
Twelve months ended October 31, 2008

Pacific Copper has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As at October 31, 2008, we had accumulated losses of $14,177,315.  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon successful exploration results on our properties and our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the twelve-month period ended October 31, 2008 has been its effort to raise additional capital to pursue further acquisitions and carry out exploration activities on its mineral claims.

SELECTED INFORMATION

	Twelve months ended	Twelve months ended
	October 31, 2008	October 31, 2007

Revenues	$ Nil	$ Nil
Net Loss	$(10,579,162)	$(2,940,779)
Loss per share-basic and diluted	$(0.26)	$(0.12)

	As at	As at
	October 31, 2008	October 31, 2007

Total Assets	$476,946	$1,727,698
Total Liabilities	$846,424	$357,312
Cash dividends declared per share	Nil	Nil

The total assets for the twelve-month period ended October 31, 2008, include cash and cash equivalents for $110,746, prepaid expenses and other receivables for $35,157, advances to related parties for $175,000, mining claims for $600 and capital assets for $155,443.  For the year ended October 31, 2007, total assets include cash and cash equivalents for $1,617,344, prepaid expenses for $72,148 and capital assets for $38,206.  The current assets reduced significantly from $1,689,492 on October 31, 2007 to $320,903 on October 31, 2008.  The reduction in current assets is primarily due to increased cash outflow from operating activities of $3,245,736 during the twelve month period ended October 31, 2008, as compared to cash outflow of operating activities of $1,958,302 during the twelve months ended October 31, 2007 and a reserve for doubtful receivable created for $222,000 as of October 31, 2008 (Prior year $Nil).

Revenues

No revenue was generated by the Company’s operations during the twelve month period ended October 31, 2008 and October 31, 2007.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Expenses to meet the criteria of United States generally accepted accounting principles (“GAAP”).

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the twelve-month period ended October 31, 2008 is general and administrative expense of $2,966,670, as compared with $1,388,014 for the twelve month period ended October 31, 2007.  General and administrative expense represents approximately 28.2% of the total operating expense for the twelve-month period ended October 31, 2008 and approximately 46.4% of the total operating expense for the twelve month period ended October 31, 2007.  The increase in expenses in 2008 is mainly due to non-cash compensation expense relating to the issue of options and warrants for $915,953 in 2008 (2007: $315,667), non-cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $916,666 in 2008 (2007: $437,501) and reserve against receivables for $222,000 in 2008 (2007: $Nil).

(b) Project Expense

Included in operating expenses for the year ended October 31, 2008 is project expenses of $2,000,180 as compared with $1,606,564 for the year ended October 31, 2007.  Project expense represents approximately 19% of the total operating expense for the twelve month period ended October 31, 2008 and approximately 53.6% of the total operating expense for the twelve month period ended October 31, 2007. This includes expenses related to mineral claim fees, drilling and project consulting.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand for the twelve month period:

	October 31, 2008	October 31, 2007

Cash and cash equivalent	$110,746	$1,617,344
Cash used in operating activities	$3,245,736	$1,958,302
Cash used in investing activities	$159,786	$37,783
Cash provided by financing activities	$1,897,860	$3,234,450

As at October 31, 2008 the Company had working capital (deficit) of $(492,813).  During the twelve-month period ended October 31, 2008 the Company raised $1,475,815 (net) by issuing common shares for cash, $100,000 through convertible notes, $322,045 through loans and invested $159,786 in acquisition of plant and equipment and mining claims

The Capital assets as on October 31, 2008 and October 31, 2007 are $ 155,443 and $38,206 respectively.

Advances to Related Parties

Advances to a related party include an amount of $175,000, net of a reserve for doubtful receivable for $222,000 advanced interest free against demand promissory notes to Zoro Mining Corp., a company related to Pacific Copper through common directors and an officer.  The Company opted to create a reserve for $222,000 as a matter of prudence and caution due to the current unfavorable and challenging economic conditions.  This receivable was created primarily due to funds being sent to an exploration contractor who was providing services to both companies.

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

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are capitalized only if the Company is able to allocate any economic value beyond proven and probable reserves. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. For the purpose of preparing financial information, the Company is unable to allocate any economic value beyond proven and probable reserves and hence all property payments are considered to be impaired and accordingly written off to project expense. All costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property acquisition costs will also be capitalized in accordance with the FASB Emerging Issues Task Force (“EITF”) Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property payments are expensed as incurred if the criteria for capitalization is not met.

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements, the Company has incurred only property payments and exploration costs, which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties

Off-Balance Sheet Arrangement

The Company had no off-balance sheet arrangements as of October 31, 2008 and October 31, 2007.

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

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 with David Hackman, a director of the Company, on behalf of a corporation to be formed in Peru which, prior to closing, would then own certain mineral claims located in Peru.  On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL, pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007.  The 4,850,000 shares of the Company’s common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.  See PAFICIC COPPER IN SOUTH AMERICA - PACIFIC COPPER PERU SRL.

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, would then own certain mineral claims located in Chile.  On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 between the Company and the former partners of Pacific LTDA.  The 6,088,452 shares of the Company’s common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.  See PAFICIC COPPER IN SOUTH AMERICA - SOCIEDAD PACIFIC COPPER CHILE LIMITADA.

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

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company’s maximum obligation under the lease guarantee, as of October 31, 2008, would be $238,834 in the event of a lease default with full acceleration of rent. Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company.

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

On August 16, 2007, the Company entered into an agreement with Hydro Geophysics Inc. (“HGI”).  Pursuant to this agreement, HGI provided certain mineral exploration, analytical and consulting services to the Company, as requested from time to time, with respect t the Company’s South American projects..  This contract will expire on February 16, 2009.  The Company remains obligated for the payment of an aggregate of $89,212 of unpaid invoices under this contract.

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

The Company, through Pacific LTDA, also executed a letter of intent dated September 9, 2008 with a single vendor, Gareste, Ltda. to acquire its interest in the Yerbas Buenas oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III, Chile.  Yerbas Buenas is located roughly 20 km from the El Corral property.  The vendor of Yerbas Buenas, Gareste, Ltda., is a Chilean entity which is owned in part by a Director of the Company.  The vendor will receive 2 million shares of the Company at closing in exchange for its interest at Yerbas Buenas, and a 2% NSR royalty, capped at $6 million, 1% of which can be repurchased for the sum of $2 million at any time prior to commercial production.

On June 10, 2008 the Company executed an agreement with Eagle Mapping Ltd. for providing services for a total consideration payable for $52,200.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, Business Combinations.  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60." SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the results of operations or financial position of the Company.

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants."

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company will adopt FSP APB 14-1 beginning in the first quarter of 2010, and this standard will be applied on a retrospective basis.  The Company is evaluating the impact which the adoption of FSP APB 14-1 will have on the consolidated financial statements and expects to record higher interest expense relating to the convertible note.

Item 7.  Financial Statements

See the financial statements and report of Schwartz Levitsky Feldman, LLP included with this report, which are incorporated herein by reference.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce this risk.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Inherent in small business is the pervasive problem of segregation of duties.  Given that the Company has a small accounting department, segregation of duties cannot be completely accomplished at this stage in the corporate lifecycle.  Management has added compensating controls to effectively reduce and minimize the risk of a material misstatement in the Company’s annual or interim financial statements.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of September 30, 2008.

Auditor’s Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Audit Committee

As of October 31, 2008, the Audit Committee is comprised of three directors and one officer:  Donald Padgett (resigned subsequent to the year end on November 20, 2008), Elden Schorn, George Orr and Rakesh Malhotra, the Company’s Chief Financial Officer.  There have been three Audit Committee meetings held in the fiscal year ended October 31, 2008 and a fourth held subsequent to the year end related to this report.

On January 28 2009, the Audit Committee, consisting of two directors and the Company’s Chief Financial Officer, reviewed the financial statements of the Company included with this report on Form 10-KSB for the year ended October 31, 2008 and recommended to the board of directors that such financial statements be adopted and included in this report.

Item 8B.   Other Information

None.

Part III

Item 9.   Directors and Executive Officers of the Registrant

The following is a list of the Company’s Directors.  Each Director will serve until the next meeting of shareholders or until replaced.

Andrew Brodkey	Director, Chairman of the Board

William Timmins	Director

M. Elden Schorn	Director

Harold Gardner	Director

David Hackman	Director

George Orr	Director

Effective November 20, 2008, Donald G. Padgett resigned as a Director of the Company. There were no disagreement between the Company and Mr. Padgett.

The following is a list of the Company’s Senior Management:

Andrew Brodkey	Chief Executive Officer and President
Jodi Henderson	Secretary
Rakesh Malhotra	Chief Financial Officer

Pacific Copper has  an Audit Committee that is appointed by the Board of Directors.  There is no formal charter for the Audit Committee.  The Audit Committee reviews our quarterly and annual financial statements and meets with our independent auditors at least annually to review financial results for the year, as reported in Pacific Copper’s financial statements.  The Audit Committee also recommends to the board the independent auditors to be retained; reviews the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore; assists and interacts with the independent auditors in order that they may carry out their duties in the most efficient and cost effective manner; and reviews and approves all professional services provided to the Company by the independent auditors and considers the possible effect of such services on the independence of the auditors.  The Audit Committee will make such examinations, as are necessary to monitor the corporate financial reporting and the external audits of the Company and its subsidiaries, to provide to the board of directors the results of its examinations and recommendations derived their work to outline to the board improvements made, or to be made, in internal accounting controls, to nominate independent auditors, and to provide to the board such additional information and materials as it may deem necessary to make the board aware of significant financial matters that require board attention.  In addition, the Audit Committee will undertake those specific duties and responsibilities as the board of directors from time to time prescribe.

The Audit Committee is comprised of two directors and the Company’s Chief Financial Officer.  The members are Elden Schorn, George Orr and Rakesh Malhotra.  Mr. Orr and Mr. Malhotra are both financial experts.  Mr. ASchorn is an independent director.  During the fiscal year ended October 31, 2008, there were three meetings of the Audit Committee, and a fourth meeting was held subsequent to the end of the period covered by this report.

The Company has no other standing committees.  The board of directors, as a whole, undertakes compensation responsibilities and board nominating functions.

Reorganization of Directors and Officers

Effective November 20, 2008, Donald G. Padgett resigned as a Director of the Company

Andrew Brodkey, President, Chief Executive Officer, Chairman of the Board

Mr. Brodkey is a mining engineer and a lawyer. He graduated with distinction with a B.S. in Mining Engineering from the University of Arizona in 1979. Mr. Brodkey earned a law degree, cum laude, from Creighton University in 1982. He worked at the Denver, Colorado law firm of Gorsuch, Kirgis, Campbell, Walker and Grover as an associate specializing in natural resources and environmental law from 1982 until 1987. Subsequently, Mr. Brodkey joined Magma Copper Company, a NYSE-traded mining company in 1987, where he held various positions, eventually succeeding to the role of Vice President and General Counsel in 1992. Following Magma’s acquisition by BHP in 1996, he remained in a senior legal position with BHP Copper Inc., and in 2000 moved to the position of Vice President, Business Development for BHP Copper. Following his departure from BHP in 2002, Mr. Brodkey held the position of Managing Director of the International Mining & Metals Group of CB Richard Ellis, Inc (“CBRE”), where he was responsible for creating and building the mining property practice of CBRE. Mr. Brodkey is 52 years old.

William Timmins, Director

Mr. Timmins has been a Director of Oilsands Quest since November 2004. Mr. Timmins has also served as Director and Corporate Secretary of CanWest Petroleum Corporation since July 1998. Through his private company, WGT Consultants Ltd. he has been a geological consultant for numerous mining companies in Canada, the United States, Central and South America, Australia and New Zealand. Mr. Timmins is 71 years old.

M. Elden Schorn, Director

Mr. Schorn held senior positions in the Federal and Provincial Governments in Canada in the areas of social, education and economic program delivery and in environmental regulation. Prior to leaving government in 1996, he held the positions of Consul, Senior Investment Advisor, Government of Canada at the Canadian Consulate in New York, New York, British Columbia Administrator Northern Pipeline Agency, Director General Western Diversification Canada, Assistant to the Assistant deputy ministry of Indian Affairs and Northern Development, Executive Director Northern Development Government of Alberta, Director Indian Education Alberta for the Federal Government and Manager of Oil and Gas, development for the North-West territories, Canada. In addition, Mr. Schorn has had ten years in the private sector in socio-economic consulting, business management, and the structuring of project financing. Mr. Schorn is 69 years old.

Harold Gardner, Director

Mr. Gardner has been involved in the private mining sector for the past 26 years and has extensive experience in exploration of precious and base metal properties, as well as industrial mineral properties in Latin America. Mr. Gardner has served as a consultant, officer, and director of 17 different mining companies and private investment funds, and currently sits on the board of four companies in Mexico, Peru, and Chile. Mr. Gardner is 52 years old.

David Hackman, Director

Mr. Hackman is a geologist and a registered profession engineer with over 35 years international experience specializing in the evaluation of leachable metal deposits. He has worked as a geologist for Mobil Oil Company and ALCOA. From 1990 to 1995, he was the president, of Liximin, Inc., a mineral exploration and mine development company based in Tucson, Arizona. From 1996 to 2000, he was an officer and director of Silver Eagle Resources Ltd. Currently; he is also an officer and director of War Eagle Mining Company, Inc., a mineral exploration and development company. Mr. Hackman is 67 years old.

George Orr, Director

Mr. Orr is a self-employed Chartered Accountant with over fifteen years of accounting and consulting experience in private and public company administration, governance, audit procedures and reporting requirements. On July 23, 2005, Mr. Orr was appointed Secretary and a director, and in November 2005, he was appointed Chief Financial Officer of Valcent Products Inc. On December 21, 2006, Mr. Orr was appointed a director, Chief Financial Officer and Secretary, until March 12, 2007, of Mega West Energy Corp. Mr. Orr holds a Bachelor of Commerce from St. Mary’s University, Halifax. Mr. Orr was also the Company’s Chief Financial Officer from August 29, 2006 to April 30, 2007, when he resigned and was replaced by Rakesh Malhotra. Mr. Orr is 47 years old.

Rakesh Malhotra, Chief Financial Officer

Mr. Malhotra is a United States certified public accountant (CPA) and a Canadian chartered accountant (CA) with considerable finance and accounting experience.  Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India) and worked for a large accounting firm A.F Ferguson & Co. (Indian correspondent for KPMG) and obtained his CA designation in India.  Having practiced as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for 5 years with the highly successful International Bahwan Group of Companies in a senior finance position.  He worked as a Chartered Accountant with a mid-sized Chartered Accounting firm in Toronto doing audits of Public Companies and has since been a consultant to many public companies.  Mr. Malhotra has more than 20 years of experience in accounting and finance.  Mr. Malhotra is 52 years old.

Jodi Henderson, Corporate Secretary

Ms. Henderson is currently the Director of Operations for Kriyah Consultants, LLC an administration company that manages publicly held mining exploration companies.  Prior to her September 2007 appointment to Kriyah she managed the administration and marketing for the International Mining & Metals Group of CB Richard Ellis, Inc.  After she received her degree in Applied Mathematics from the Indiana State University she gained 10 years of board, administration and finance management experience which included a tenure as a Director for the Tucson Museum of Art from 2002 to 2005.  Ms. Henderson is 35 years old.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of a registered stock of the Company’s equity securities (“Section 16 Persons), to file with the Securities and Exchange Commission (the “SEC”), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed.  Based on the Company’s review of the forms it has received, on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended October 31, 2008, no Section 16 reports were filed late

Item 10.   Executive Compensation

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

Stock options granted to the named executive officers and directors during the fiscal year ended October 31, 2007 and October 31, 2008 are provided in the table below:

Year ended October 31, 2007

Name of Option Holder	Number of Outstanding Options Held		Date of Grant	Exercise Price of Options	Expiry Date

Stafford Kelley	250,000	*	5/14/2007	$0.50	5/14/2012

Rakesh Malhotra	250,000	*	5/14/2007	$0.50	5/14/2012

Todd Montgomery	250,000	*	5/14/2007	$0.50	5/14/2012

George Orr	100,000	*	5/14/2007	$0.50	5/14/2012
	150,000	*	8/09/2007	$0.51	8/08/2012

Donald Padgett	250,000	*	5/14/2007	$0.50	5/14/2012

Elden Schorn	100,000	*	5/14/2007	$0.50	5/14/2012
	150,000	*	7/20/2007	$0.50	7/19/2012

William G. Timmins	250,000	*	5/14/2007	$0.50	5/14/2012

Brent Walter	100,000	*	5/14/2007	$0.50	5/14/2012

Andrew Brodkey**	1,700,000	**	8/9/2007	$0.50	8/1/2012

David Hackman	250,000	*	8/9/2007	$0.51	8/19/2012

Harold Gardner	250,000	*	8/9/2007	$0.51	8/19/2012

Jodi Henderson	100,000	***	7/20/2007	$0.50	7/19/2012

Year ended October 31, 2008

Jodi Henderson	50,000	****	3/1/2008	$0.50	3/1/2013

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

**** These options vest at the rate of 25,000 options on March 1, 2009 and 50,000 options on March 1, 2010.

No stock options were exercised during the fiscal year ended October 31, 2007 or October 31, 2008.

Mr. Donald Padgett resigned as a director of the Company on November 20, 2008.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of October 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS					STOCK AWARDS
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Ince ntive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Andrew Brodkey	866,660	833,340	$0.50	8/1/2012	-0-	-0-

Rakesh Malhotra	250,000	-0-	$0.50	5/14/2012	-0-	-0-
Jodi Henderson	50,000	50,000	$0.50	7/19/2012	-0-	-0-
Jodi Henderson	-0-	50,000	$0.50	3/1/2013	-0-	-0-

Compensation of Directors or Other Arrangements

See above

Indebtedness of Directors and Executive Officers

None.

Item 11   Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have 44,561,600 shares of common stock issued and outstanding as of October 31, 2008.  We have included in the table below the number of common shares of Pacific Copper held by the officers and directors of Pacific Copper.  The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares.

Name and Address	Number of Shares	Percentage
Of Beneficial Owner	of Common Stock	Class Held

Todd D. Montgomery	600,000	1.35% of Common Shares
Former President
1025 Grayson Cres.
Moose Jaw, SASK S6H 4N7

Brent J. Walter
Former Director	200,000	0.45% of Common Shares
2417 – 32nd Avenue SW
Calgary, AB T2T 1X4

William (Bill) G. Timmins	785,714	1.76% of Common Shares
#3 – 950 Lanfranco Rd.
Kelowna, B.C. V1W 3W8

M. Elden Schorn	100,000	0.224% of Common Shares
Suite 1247 – 235 Keith Rd.
West Vancouver, B.C. V7T 1L5

Rakesh Malhotra, Chief Financial Officer	60,000	0.134% of Common Shares
4580 Beaufort Terrace
Mississauga, ON L5M 3H7

Harold Gardner (1)	2,425,000	5.44% of Common Shares
22604 S. 215th Street
Queen Creek, AZ 85242

David Hackman (1)	2,425,000	5.44% of Common Shares
3430 E. Sunrise Drive, Ste 160
Tucson, AZ 85718

Eduardo Esteffan (1) (2)	2,363,452	5.30% of Common Shares
Van Buren 208
Copiapo, Chile

TOTAL	8,959,166	20.11% of Common Shares

1  These shares are held in escrows established in connection with the acquisition of subsidiaries in South America.  The shares will be released from the escrows upon satisfaction of certain post-closing items specified in the Closing and Escrow agreements governing such escrows.  For more information, please see Item 2 – Description of Property – PACIFIC COPPER IN SOUTH AMERICA – SOCIEDAD PACIFIC COPPER CHILE LIMITADA and PACIFIC COPPER PERU SRL.

2  Eduardo Esteffan is a director of Pacific Copper Chile LTDA.  In addition to his shares of Pacific Copper, Mr. Esteffan holds a 1% interest in Pacific Copper Chile LTDA as described in “PACIFIC COPPER IN SOUTH AMERICA - SOCIEDAD PACIFIC COPPER CHILE LIMITADA.”

As a group management and the directors own or control 20.1% of the issued and outstanding shares of Pacific Copper.

Agosto Corporation Limited, based in St. James, Barbados, BVI, and controlled by Gordon Murphy, a resident of Barbados, BVI, owns approximately 13.57% of the outstanding shares of the Company.

Donald Stiles owns approximately 5.44% of the outstanding shares of the Company.  Mr. Stiles’ shares are held in an escrow established in connection with the acquisition of the subsidiary in Peru.  The shares will be released from the escrow upon satisfaction of certain post-closing items specified in the Closing and Escrow agreement governing such escrow.  For more information, please see Item 2 – Description of Property – PACIFIC COPPER IN SOUTH AMERICA – PACIFIC COPPER PERU SRL.

 Item 12.   Certain relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A
During the year ended October 31, 2008, the Company expensed stock based compensation for $442,984 relating to the vesting of the following stock options issued in year 2007 and 2008 to its directors and officers:

a)	On May 14, 2007, stock options to purchase 250,000 common shares at an exercise price of $0.50/per share were issued to each of three Officers/ Directors of the Company.

b)
On May 14, 2007, stock options to purchase 100,000 common shares at an exercise price of $0.50 per share were issued to each of two directors of the Company, one officer and a former chief financial officer of the Company.

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

B)
During the year ended October 31, 2008, the Company paid $22,500 to Medallion Capital Corp., a private corporation owned by a former officer of the Company for consulting services. The officer resigned effective February 1. 2008

C)	A director of the Company provided consulting services to the Company and a total of $90,000 was expensed to his company, Sage Associates, for the year ended October 31, 2008.

D)	A director of the Company provided consulting services to the Company and a total of $90,000 was expensed to his company, Pro Business Trust, for the year ended October 31, 2008.

E)	The President, CEO, Director and Chairman of the Board of Directors of the Company, was paid $137,069 by Kriyah, including benefits billed to the Company during the year ended October 31, 2008.

F)	The Secretary of the Company is an employee of Kriyah and was paid $20,523 by Kriyah, including payroll burden and benefits that was billed to the Company during the year ended October 31, 2008.

G)	The Company expensed $21,690 for services rendered to the Company by the CFO of the Company, during the year ended October 31, 2008.

H)
On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company expensed $48,000 for the year ended October 31, 2008 and also amortized deferred stock compensation expense for $250,000 relating to issue of 1,000,000 restricted shares of the Company's common stock that was earned during the year ended October 31, 2008.

Fiscal Year Ended October 31, 2007

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

The above stock options were measured at fair values and the Company expensed $294,574 as stock based compensation cost for issue of options during the year ended October 31, 2007.

B)	During the year ended October 31, 2007, the Company expensed $90,000 to Medallion Capital Corp., a private corporation owned by an officer of the Company for consulting services.

C)
David Hackman, a director of the Company has provided consulting services to the Company and a total of $37,500 was accrued to his company Sage Associates for the year ended October 31, 2007. This amount was paid subsequent to the year end. Mr. Hackman was a 50% partner in Peru SRL and received 2,425,000 share of the Company for his interest in Peru SRL.  These shares are currently held in escrow, pending satisfaction of certain post-closing conditions.  See PAFICIC COPPER IN SOUTH AMERICA – PACIFIC COPPER PERU SRL.

D)
Harold Gardner a director of the Company has provided consulting services to the Company and a total of $37,500 was accrued to his company Pro Business Trust for th year ended October 31, 2007.  This amount was paid subsequent to the year end.  The Company also loaned $763,000 to Gareste LTDA a Chilean company 50% owned by Mr. Gardner for exploration work to be carried out on mineral properties being acquired by the Company. The Company received expense details relating to these exploration expenditures prior to October 31, 2007 in the amount of $763,000 and has expensed this amount on the financial statements. Also, Mr. Harold Gardner, was a partner of Pacific LTDA and received 2,425,000 Shares of the Company for his interest in Pacific LTDA.  These shares are currently held in escrow, pending satisfaction of certain post-closing conditions.  See PAFICIC COPPER IN SOUTH AMERICA - SOCIEDAD PACIFIC COPPER CHILE LIMITADA.

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

G)	The Company expensed $10,491 for services rendered to the Company by the CFO of the Company, during the year ended October 31, 2007.

H)
On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a       private company with a director in common with the Company (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company expensed $20,000 for the year ended October 31, 2007 and also amortized deferred stock compensation expense for $104,167 relating to issue of 1,000,000 restricted shares of the Company's common stock that was earned during the year ended October 31, 2007.

Item 13.   Exhibits and Reports on Form 8-K

The Financials Statements and Report of Schwartz Levitsky Feldman, LLP for the year ended October 31, 2008 are filed as part of this report

Index to Exhibits

List of Subsidiaries	21.1

Consent of Schwartz Levitsky Feldman LLP Independent Auditors	23.1

Certification by the Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification by the Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification by the Principal Executive Officer
and Chief Financial Officer pursuant to 18 U.S.C. Section 1350,
Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Report of Schwartz Levitsky Feldman, LLP	F-1

In addition, the following reports are incorporated by reference:

Current Report on Form 8-K, “Item 1.01 “Entry into a Material Definitive Agreement,” dated February 14, 2008;

Current Report on Form 8-K: “Item 7.01 Regulation FD Disclosure,” dated July 11, 2008;

Current Report on Form 8-K: “Item 7.01 Regulation FD Disclosure,” dated August 1, 2008;

Current Report on Form 8-K: “Item 7.01 Regulation FD Disclosure,” dated September 26, 2008

Current Report on Form 8-K: “Item 8.01 Other Events,” dated October 30, 2008; and

Current Report on Form 8-K: “Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers”, dated November 24, 2008.

Item 14.   Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal year ended October 31, 2008.

Audit Fees.  The Company expensed audit and audit related fees for Schwartz Levitsky Feldman, LLP of approximately $22,922.13. for the fiscal year ended October 31, 2007.

The following is a summary of the fees expensed relating to professional services rendered by the principal accountants for the fiscal years ended October 31, 2008 and October 31, 2007:

Fee Category	2008 Fees	2007 Fees

Audit Fees	$20,340	$22,922	*
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$20,340	$22,250

Audit Fees.  Consists of fees billed for professional  services rendered for the audit  of  our   financial   statements  and  review  of  interim consolidated  financial  statements  included in quarterly  reports and services that  are  normally  provided  by the principal accountants in  connection  with  statutory  and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include preparation of federal and state income tax returns.

All Other Fees.  Consists of fees for product and services other than the services reported above.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of  January, 2009.

SIGNATURE	TITLE	DATE

/s/ Andrew Brodkey	Director, President and CEO	January 28, 2009
Andrew Brodkey

William Timmins	Director	January 28, 2009

/s/ M. Elden Schorn
M. Elden Schorn	Director	January 28, 2009

George Orr	Director	January 28, 2009

/s/ Harold Gardner
Harold Gardner	Director	January 28, 2009

/s/ David Hackman
David Hackman	Director	January 28, 2009

/s/ Rakesh Malhotra
Rakesh Malhotra	Chief Financial Officer	January 28, 2009

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pacific Copper Corp.
(An Exploration Stage Mining Company)

We have audited the accompanying consolidated balance sheets of Pacific Copper Corp. (an Exploration Stage Mining Company) as at October 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity (deficiency) for the years ended October 31, 2008 and 2007 and for the period from inception (May 18, 1999) to October 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Copper Corp. as at October 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended October 31, 2008 and 2007 and for the period from inception (May 18, 1999) to October 31, 2008 in conformity with United States generally accepted accounting principles.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company is an exploration stage mining company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in the notes to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
January 21, 2009	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

PACIFIC COPPER CORP.
 (AN EXPLORATION STAGE MINING COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2008 AND 2007

(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as at October 31, 2008 and October 31, 2007	2

Consolidated Statements of Operations for the years ended October 31, 2008 and October 31, 2007 and the period from inception (May 18, 1999) to October 31, 2008	3

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended October 31, 2008 and October 31, 2007 and the period from inception (May 18, 1999) to October 31, 2008	4

Consolidated Statements of Cash Flows for the years ended October 31, 2008 and October 31, 2007 and the period from inception (May 18, 1999) to October 31, 2008	5

Notes to Financial Statements	6 - 36

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consoldated Balance Sheets as at
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

	October 31,	October 31,
	2008 $	2007 $
ASSETS
Current
Cash and cash equivalents	110,746	1,617,344
Prepaid expenses and other receivables	35,157	72,148
Advances to a related party (note 13)	175,000	-

Total Current Assets	320,903	1,689,492
Plant and Equipment, net (note 4)	155,443	38,206
Mining claims (note 8)	600	-
Total Assets	476,946	1,727,698

LIABILITIES
Current
Accounts payable	297,370	314,047
Accrued professional fees	20,000	20,000
Other accrued liabilities	65,852	23,265
Derivative financial instrument (note 3 i)	101,250	-
Advances from non-related party (note 14)	259,244	-
Advances from related party (note 14)	70,000	-

Total Current Liabilities	813,716	357,312

Convertible note (note 15)	32,708	-
Total Liabilities	846,424	357,312
Minority Interest (note 8)	54,950	-
Going Concern (note 2)
Related Party Transactions (note 10)
Commitments and Contingencies (note 9)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2007 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 44,561,600 issued and outstanding (2007 -29,145,932)	4,456	2,915
Additional Paid-in Capital	13,893,200	6,028,123
Deferred stock compensation (note 12)	(145,833)	(1,062,499)
Accumulated Other Comprehensive Income	1,064	-
Deficit Accumulated During the Exploration Stage	(14,177,315)	(3,598,153)

Total Stockholders' Equity (Deficiency)	(424,428)	1,370,386

Total Liabilities and Stockholders' Equity (Deficiency)	476,946	1,727,698

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Operations
Years Ended October 31, 2008 and 2007 and the Period from Inception (May 18, 1999) to October 31, 2008
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception $	2008 $	2007 $
Operating Expenses

General and administration (note 17)	4,419,346	2,966,670	1,388,014
Project expenses (note 16)	4,199,456	2,000,180	1,606,564
Mining claims acquisition cost expense (note 8)	5,523,871	5,523,871	-
Amortization	42,658	41,949	709

Total Operating Expenses	14,185,331	10,532,670	2,995,287

Loss from Operations	(14,185,331)	(10,532,670)	(2,995,287)

Other income-interest	54,508	-	54,508

Other expense-Interest	(7,473)	(7,473)	-

Other expense-Derivative	(39,375)	(39,375)	-

Loss before Income Taxes	(14,177,671)	(10,579,518)	(2,940,779)

Provision for income taxes	-	-	-

Minority Interest	356	356	-

Net Loss	(14,177,315)	(10,579,162)	(2,940,779)

Loss per share-Basic and Diluted		(0.26)	(0.12)

Weighted Average Common Shares Outstanding		40,249,210	23,534,425

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the years ended October 31, 2008 and 2007 and from the period of inception (May 18, 1999) to October 31, 2008
(Amounts expressed in US Dollars)

						Deficit		Accumulated
						Accumulated		Other
	Common Stock		Additional	Deferred	Stock	during the	Comprehensive	Comprehensive	Total
			Paid-in	Stock	Subscription	Exploration	Income	Income	Stockholders'
	Number	Amount	Capital	Compensation	Receivable	Stage	(Loss)	(Loss)	Equity
	of Shares	$	$	$	$	$	$	$

Common stock issued on inception	1		1						1

Common shares issued for nil consideration	7,605,932	761	(761)			-			-
Cancelled shares	(1)	-	(1)						(1)
Contributed Services			8,743						8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-			(8,743)			(8,743
Balance, October 31, 2004	7,605,932	761	7,982	-		(8,743)			-
Contributed Services			1,178						1,178
Net Loss			-			(1,178)			(1,178)
Balance October 31, 2005	7,605,932	761	9,160	-		(9,921)			-
Common shares issued for cash	4,710,000	471	470,529			-			471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500						500,000
Net Loss	-	-	-			(647,453)			(647,453

Balance, October 31, 2006	17,315,932	1,732	979,189	-		(657,374)			323,547
Common shares issued for cash	660,000	66	65,934						66,000
Common shares issued for cash	2,000,000	200	199,800						200,000
Common shares issued for cash	4,520,000	452	2,259,548						2,260,000
Stock subscription received			30,000						30,000
Stock Issuance cost			(72,800)						(72,800)
Common shares issued for stock subscriptions received	60,000	6	(6)						-
Common shares issued for cash	1,590,000	159	794,841						795,000
Common shares issued for services	3,000,000	300	1,499,700	(1,062,499)					437,501
Stock based compensation			294,574						294,574
Compensation expense on issue of warrants			21,093						21,093
Stock Issuance cost			(43,750)						(43,750)
Net Loss	-	-	-			(2,940,779)			(2,940,779
Balance October 31, 2007	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)			1,370,386
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515						2,425,000
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617						3,044,225
Common shares issued for cash (net)	3,157,143	316	1,027,334		(175,000)				852,650
Common shares issued for cash (net)	743,572	75	246,805						246,880
Stock subscription received					175,000				175,000
Common shares issued for cash (net)	576,501	57	201,228	-		-			201,285
Stock based compensation			679,971						679,971
Compensation expense on issue of warrants	-	-	235,982	-		-			235,982
Amortization of deferred stock compensation				916,666		-			916,666
Beneficial conversion feature of the convertible note financing transaction	-	-	5,625	-					5,625
Foreign currency translation							1,064	1,064	1,064
Net Loss for the year ended October 31, 2008	-	-	-	-		(10,579,162)	(10,579,162)		(10,579,162)
Balance October 31, 2008	44,561,600	4,456	13,893,200	(145,833)	0	(14,177,315)	(10,578,098)	1,064	(424,428)

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statement of Cash Flows for the
years ended Oct 31, 2008 and, 2007 and the Period from Inception (May 18, 1999) to October 31, 2008
 (Amounts expressed in US Dollars)

	Cumulative
	Since	Oct 31,	Oct 31,
	Inception $	2008 $	2007 $
Cash Flows from Operating Activities
Net Loss	(14,177,315)	(10,579,162)	(2,940,779)
Adjustment for:
Amortization	42,658	41,949	709
Stock based compensation	974,545	679,971	294,574
Compensation expense on issue of warrants	257,075	235,982	21,093
Expenses credited to Additional Paid-in Capital	9,921	-	-
Shares issued for mineral claims	5,969,225	5,469,225	-
Amortization of deferred stock compensation	1,354,167	916,666	437,501
Interest on loans	7,199	7,199	-
Fair value adjustment to compound derivative	4,375	4,375	-
Fair value adjustment to additional investment rights	35,000	35,000	-
Amortization of debt discount	208	208	-
Changes in non-cash working capital
Prepaid expenses	(35,157)	36,991	(60,329)
Advances to related parties	(175,000)	(175,000)	-
Accounts payable	297,370	(16,677)	255,677
Accrued liabilities	85,852	42,587	33,252
Minority Interest	54,950	54,950

Net cash used in operating activities	(5,294,927)	(3,245,736)	(1,958,302)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	(159,186)	(37,783)
Acquisition of mineral claims	(600)	(600)	-

Net cash used in investing activities	(198,701)	(159,786)	(37,783)

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	1,475,815	3,234,450
Advances from non-related parties	252,045	252,045	-
Advances from related parties	70,000	70,000	-
Convertible notes	100,000	100,000	-

Net cash provided by financing activities	5,603,310	1,897,860	3,234,450

Effect of foreign currency exchange rate changes	1,064	1,064	-
Net increase (decrease) in Cash and Cash equivalents	110,746	(1,506,598)	1,238,365
Cash- beginning of period	-	1,617,344	378,979

Cash - end of period	110,746	110,746	1,617,344

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

1.	Nature of Business and Operations

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

The consolidated financial statements include the accounts of Pacific Copper Corp. (the “Company”) and its subsidiaries, Pacific Copper Peru SRL, a limited liability partnership (99% owned by the Company) (“Peru SRL”) and Sociedad Pacific Copper Chile Limitada, a limited liability partnership (99% owned by the Company) (“Pacific LTDA”).  All material inter-company accounts and transactions have been eliminated.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

2.	Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. The Company has a need for equity capital and financing for working capital and exploration of its properties. Because of continuing operating losses, negative working capital and cash outflows from operations, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for reserves. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if the Company will attain profitable levels of operation. Management’s plans to mitigate these conditions are described below.

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $10,579,162 for the year ended October 31, 2008.  This loss includes a non-cash loss for $5,523,871 relating to non-capitalization and expensing of mineral claims relating to acquisition of Peru SRL and Pacific LTDA (note 8); non-cash expense of $916,666 relating to the issue of shares to consultants for Investor Relation services; non-cash stock based compensation expense of $679,971 and non-cash compensation expense for issue of warrants for $235,982.  At October 31, 2008, the Company had an accumulated deficit during the exploration stage of $14,177,315.  The Company has funded operations through the issuance of capital stock.  During the year ended October 31, 2007, the Company raised $3,234,450.  During the year ended October 31, 2008 the Company raised an additional $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (note15) Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

b)              Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its   operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are capitalized only if the Company is able to allocate any economic value beyond proven and probable reserves. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. For the purpose of preparing financial information, the Company is unable to allocate any economic value beyond proven and probable reserves and hence all property payments are considered to be impaired and accordingly written off to project expense. All costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. Mineral property acquisition costs will also be capitalized in accordance with the FASB Emerging Issues Task Force ("EITF") Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property payments are expensed as incurred if the criteria for capitalization is not met.

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements, the Company has incurred only property payments and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

e)	Asset Retirement Obligation

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

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" which requires disclosure in the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at October 31, 2008 and 2007 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At October 31, 2008, there were 3,916,660 exercisable stock options and 6,864,704 exercisable warrants outstanding. At October 31, 2007, there were 1,075,000 exercisable stock options and 3,568,100 exercisable warrants outstanding.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

      i)            Financial Instruments
Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (FAS No. 107), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, secured convertible debentures, and derivative financial instruments.

The Company carries cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs since their respective estimated fair values approximate carrying values due to their current nature. The Company also carries convertible notes at historical cost. However, the fair values of debt instruments are estimated for disclosure purposes (below) based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

As of October 31, 2008, estimated fair values and respective carrying values of the convertible notes are as follows:

Financial Instrument	Note	Fair Value	Carrying Value
$100,000 6% Convertible Note	15	$85,826	$32,708

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS No. 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as the convertible note financing arrangements that have certain features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS No. 133, these instruments are required to be carried as derivative liabilities, at fair value, in the financial statements. the derivative liabilities as of October 31, 2008 consisted of the following:

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

Derivative Financial Instrument	Amount
Compound Embedded Derivative	$11,250
Additional Investment Right (AIR)	90,000
$101,250

The following table summarizes the effects on income (loss) associated with changes in the fair values of the derivative financial instruments by type for the period from transaction inception to October 31, 2008:

Derivative Financial Instrument	(Credit) Charge
Compound Embedded Derivative	$4,375
Additional Investment Right	35,000
$39,375

The fair values of derivative financial instruments are measured using certain techniques (principally Monte Carlo Simulations) that reflect the combined risks of the features and instruments. These risks include credit risk, interest risk and redemption behavior estimates. Significant assumptions used in these techniques include trading stock price and estimates of credit standing. Significant changes in these, and other assumptions, will result in changes in the fair value of these instruments, which changes are required to be reflected in earnings until the arrangement is ultimately settled.

Common shares indexed to the derivative financial instruments issued in the convertible note financing transaction are as follows as of October 31, 2008:

Shares
Common shares indexed to conversion unit:
Common shares indexed to note	625,000
Warrant shares indexed to note	625,000
Common shares indexed to AIR:
Common shares indexed to AIR	5,000,000
Warrant shares indexed to AIR	5,000,000
11,250,000

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

j)        Fair Value measurements

Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of the financial statements. Significant fair value measurements resulted from the application of SFAS No. 133 to the convertible note financing transaction is described in Note 15.

Financial Accounting Standard No. 157 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It is effective for fiscal years beginning on November 1, 2008. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this new standard will not require any new fair value measurements. The Company does not believe that this standard will result in a material financial affect. However, the Company will be required to expand the disclosures, commencing with the quarterly period ending January 31, 2009, in areas where other accounting principles require fair value measurements to provide information related to the hierarchy of fair value inputs.

Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities permits entities to choose to measure many financial instruments and certain other items at fair value. It is effective for fiscal year beginning on November 1, 2008. At this time, the Company does not intend to reflect any of its current financial instruments at fair value (expect that derivative financial instruments have to be measured at fair value). However, the Company will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis as they arise in future periods.

k)        Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No.123, Accounting for Stock-Based Compensation. The Company had adopted the provisions of SFAS 123 (R) on November 1, 2005. All awards granted to employees and non-employees after October 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)
Summary of Significant Accounting Policies (cont'd)

As of October 31, 2008 there was $284,334 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended October 31, 2008 and 2007 was $679,971 and $294,574 respectively.

l)	Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration.  The Company does not have significant off-balance sheet risk or credit concentration.

m)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accruals, estimates for calculation for stock based compensation and valuation of derivatives.

n)	Comprehensive income or loss

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments.

o)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations.
This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 141(R).

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

o)	Recent Accounting Pronouncements-Cont’d

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60." SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the results of operations or financial position of the Company.

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants."

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

o)	Recent Accounting Pronouncements-Cont’d

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of 2010, and this standard will be applied on a retrospective basis. The Company is evaluating the impact which the adoption of FSP APB 14-1 will have on the consolidated financial statements and expect to record higher interest expense relating to the convertible note.

4.     Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	October 31, 2008		October 31, 2007
	Cost $	Accumulated Depreciation $	Cost $	Accumulated Depreciation $

Office, furniture and fixtures	386	132	386	58
Computer equipment	6,529	1,790	2,644	521
Operating Equipment	191,185	40,735	35,885	130

	198,100	42,657	38,915	709

Net carrying amount		$155,443		$38,206
Amortization expense		$41,949		$709

5.	Issuance of Common Shares

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

5.	Issuance of Common Shares-Cont’d

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

5.	Issuance of Common Shares-Cont’d

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

5.	Issuance of Common Shares-Cont’d

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

Three months ended October 31, 2008

The Company, through private placements, issued 506,501 and 70,000 units at a price of $0.35 per unit during the months of September and October 2008 respectively. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.50 per share for a period of 2 years from the date of issuance. The private placement was undertaken entirely outside the United States pursuant to Regulation S.

6.	Stock Purchase Warrants

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services.  Upon execution of the Kriyah Agreement, the Company issued to Kriyah 1,000,000 common share purchase warrants where each warrant is exercisable into one common share of the Company at the price of $0.60 until August 22, 2012.  The warrants vest on a schedule that began on August 22, 2007 and continues over a period of two years at the rate of 250,000 Warrants every 6 months.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option-pricing model.  For the year ended October 31, 2007, the Company expensed $21,093 as compensation expense on issue of these warrants.  During the year ended October 31, 2008, the Company expensed $106,948 as compensation expense on issue of these warrants.  There was $85,854 of unrecognized expense related to non-vested warrants.

On August 13, 2008, the Company entered into an advisory consulting agreement with Jesup & Lamont Sec. Corp. (‘Consultant’).  Pursuant to this agreement, Consultant agrees to provide and perform for the benefit of the Company certain consulting services. The Company issued to the consultant a warrant to purchase 500,000 common shares at a price of $0.50 per share and exercisable for a period of 5 years. The term of this agreement is for a period of 6 months. The Company expensed the entire compensation cost for the issue of these warrants for $129,034 which vested during the year ended October 31, 2008. The fair value of the warrants was estimated on the grant date using the Black-Scholes option-pricing model.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

6.	Stock Purchase Warrants-Cont’d

	Number of Warrants Granted	Exercise Prices	Expiry Date
		$
Outstanding at October 31, 2006 and average exercise price	-	-	-

Granted in year 2007	1,000,000	0.60	8/22/2012
Granted in year 2007	3,085,000	0.75	4/30/2009
Granted in year 2007	233,100	0.50	4/30/2009
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding at October 31, 2007 and average exercise price	4,318,100	0.70
Granted in year 2008	1,623,571	0.50	4/30/2010
Granted in year 2008	175,857	0.50	6/06/2010
Granted in year 2008	208,928	0.50	7/30/2010
Granted in year 2008	253,248	0.50	9/12/2010
Granted in year 2008	500,000	0.50	9/23/2013
Granted in year 2008	35,000	0.50	10/24/2010
Outstanding at October 31, 2008 and average exercise price	7,114,704	0.62

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company

At October 31, 2008, the weighted average contractual term of the total outstanding, and the total exercisable warrants were as follows:

Weighted-Average
Remaining Contractual
Term
Total outstanding options	1.8 years

Total exercisable options	1.6 years

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

7.	Stock based compensation

On August 8, 2006, the Board of Directors approved stock option plan ("2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company.  Options may have a term of up to10 years.  The aggregate number of shares of common stock originally authorized under the plan was 5,000,000.  Since adoption of the Plan an additional 600,000 shares were authorized for issuance pursuant to the Plan’s “evergreen share reserve increase” provision.

During the year ended October 31, 2007, the Board granted the following stock options:

a)	On May 14, 2007, stock options to purchase 250,000 common shares at an exercise price of $0.50/per share were issued to five Officers/ Directors of the Company for an aggregate of 1,250,000 options.

b)	On May 14, 2007, stock options to purchase 50,000 common shares at a price of $0.50 per share were issued to two consultants for an aggregate of 100,000 options.

c)	On May 14, 2007, stock options to purchase 100,000 common shares at a price of $0.50 per share were issued to a consultant.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

7.	Stock based compensation-cont’d

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

During the year ended October 31, 2008, the Board granted the following stock options:

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

7.	Stock based compensation-cont’d

c)
On May 15, 2008, stock options to purchase 200,000 common shares at an exercise price of $0.35 per share were issued to a consultant.  These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest on the third month from the date granted. These options were granted for a term of 2 years.

d)
On September 24, 2008 stock options to purchase 50,000 common shares at an exercise price of $0.50 per share were issued to an employee of Kriyah Consultants LLC, who performs administrative and geological services for the Company. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest 50% at the end of year one commencing grant of options and the balance 50% at the end of year two commencing grant of the options.

The Company has adopted SFAS123 (Revised) commencing July 1, 2005.  The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model.  The Black-Scholes option pricing model requires the use of certain assumptions, including expected terms, expected volatility, expected dividends and risk-free interest rate to calculate the fair value of stock-based payment awards.  The assumptions used in calculating the fair value of stock option awards involve inherent uncertainties and the application of management judgment.  For the years ended October 31, 2008 and 2007, the Company has recognized in its financial statements, stock-based compensation costs as per the following details.  The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Date of grant	14-May	20-Jul	1-Aug	9-Aug	20-Feb	1-Mar	15-May	24-Sep
	2007	2007	2007	2007	2008	2008	2008	2008	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%	5.00%	5.00%	5.00%	2.95%
Volatility factor	50%	50%	50%	50%	100%	98%	86%	84%
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years	2 years	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.51	$0.40	$0.50	$0.35	$0.50
Total number of options granted	1,750,000	250,000	1,700,000	650,000	250,000	490,000	200,000	50,000	5,340,000
Total number of options forfeited/cancelled/Expired/Exercised	-	-	-	-	-	(110,000)	-	-	(110,000)
Grant date fair value	$0.24	$0.24	$0.24	$0.24	$0.22	$0.27	$0.25	$0.13
Stock-based compensation cost expensed during the year ended October 31, 2008	$223,699	$37,822	$160,333	$119,059	$54,618	$34,594	$49,504	$342	$679,971
Unexpended Stock -based compensation cost deferred over the vesting period	$ nil	$8,599	$200,418	$ nil	$ nil	$69,091	$ nil	$6,226	$284,334

As of October 31, 2008 there was $284,334 of unrecognized expenses related to non-vested stock-based  compensation arrangements granted.  The stock-based compensation expense for the year ended October 31, 2008 and October 31, 2007 was $679,971 and $294,574 respectively.

PACIFIC COPPER CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

7.	Stock based compensation-cont’d

The following table summarizes the options outstanding as at October 31, 2008:

	Option Price	Number of shares
Expiry Date	Per Share	2008	2007
February 28, 2010	0.40	250,000	-
May 15, 2010	0.35	200,000	-
May 14, 2012	0.50	1,750,000	1,750,000
July 20, 2012	0.50	250,000	250,000
August 1, 2012	0.50	1,700,000	1,700,000
August 9, 2012	0.51	650,000	650,000
March 1, 2013	0.50	380,000	-
September 24, 2013	0.50	50,000	-

		5,230,000	4,350,000
Weighted average exercise price at end of year		0.49	0.50

	Number of Shares
	2008	2007

Outstanding, beginning of year	4,350,000	-
Granted	990,000	4,350,000
Expired	-	-
Exercised	-	-
Forfeited	(110,000)	-
Cancelled	-	-
Outstanding, end of year	5,230,000	4,350,000
Exercisable, end of year	3,916,660	1,075,000

At October 31, 2008, the weighted average contractual term of the total outstanding, and the total exercisable options under the Stock Option Plan were as follows:

Weighted-Average
Remaining Contractual
Term
Total outstanding options	3.6 years
Total exercisable options	3.4 years

PACIFIC COPPER CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

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

The Company does not consider either of the foregoing mineral claims to be material assets at this time, but this assessment may change after further work is done on the properties

b)  On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA.  Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.

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

Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

The Company does not consider the foregoing mineral claims to be material assets at this time, but this assessment may change after further work is done on the properties.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

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

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 with David Hackman, a director of the Company, on behalf of a corporation to be formed in Peru which, prior to closing, would then own certain mineral claims located in Peru.  On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL, pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007. The 4,850,000 shares of the Company’s common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, would then own certain mineral claims located in Chile.  On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 between the Company and the former partners of Pacific LTDA. The 6,088,452 shares of the Company’s common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.

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

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company’s maximum obligation under the lease guarantee, as of October 31, 2008, would be $238,834 in the event of a lease default with full acceleration of rent. Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

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

On August 16, 2007, the Company entered into an agreement with Hydro Geophysics Inc. (“HGI”).  Pursuant to this agreement, HGI provided certain mineral exploration, analytical and consulting services to the Company, as requested from time to time, with respect t the Company’s South American projects.  This contract will expire on February 16, 2009.The Company remains obligated for the payment of an aggregate of $89,212 of unpaid invoices under this contract.

On January 24, 2008, the Company, through its subsidiary Pacific LTDA entered into an exclusive exploration, mining and exploitation agreement (the "Guanaca Lease") for the La Guanaca oxide copper project located northeast of the town of Inca de Oro, Chanaral Province, Atacama Region 3, Chile. This property, which consists of approximately 300 hectares of exploration concessions, is road-accessible and was previously explored in the mid-1990's through geophysical methods, sampling and drilling by Empresa Nacional de Mineria ("ENAMI") a Chilean nationally-owned mining enterprise.  The Guanaca Lease is for a term of 5 years and is renewable automatically for additional 5-year periods.  The owners of the La Guanaca property will receive US$2,000 per month in cash during the term of the agreement.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

9.	Commitments and Contingencies-Cont’d

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

In July of 2008, the Company, through Pacific LTDA, entered into a Letter of Intent to acquire the interests of Gareste, Ltda., a private Chilean entity which is owned, in part, by a Director of the Company, in the Venado copper property in Atacama Region III, Chile, also referred to as the Venapai property.  This property consists of approximately 5,000 hectares of exploration concessions, is road accessible, and located roughly 45 kilometers northeast of the city of Copiapo.  The Venado property was acquired for 4 million shares of the Company’s common stock and a 2% net smelter return (“NSR”) royalty interest, one half of which can be repurchased for the sum of $3 million at any time prior to the commencement of production.  The Company and Gareste, Ltda are proceeding to negotiate and execute a definitive purchase agreement and Gareste, Ltda has transferred title to the Venado property to Pacific LTDA in anticipation of closing the transaction.  The Company dos not consider this property to be material, however, the Company’s assessment may change after further exploration is completed.

In July and October of 2008, the Company, through Pacific LTDA, entered into Letters of Intent to acquire the interests of Gareste, Ltda., a private Chilean entity which is owned, in part, by a Director of the Company, in the El Corral/La Mofralla copper properties, which are adjacent to one another, in Atacama Region III, Chile.  These properties consist of approximately 3,900 hectares of exploration concessions, are road accessible and located roughly 60 kilometers south of the city of Copiapo.  The Corral property was acquired for 2 million shares of the Company’s common stock and a 2% net smelter return (“NSR”) royalty interest.  One half of such royalty can be repurchased for the sum of $2 million at any time prior to the commencement of production.  Mofralla was purchased for 1 million shares of the Company’s common stock.  The Company and the seller are proceeding to negotiate and execute a definitive purchase agreement and the seller has transferred title to the Mofralla and El Corral properties to Pacific LTDA in anticipation of closing the transaction. The Company dos not consider these properties to be material, however, the Company’s assessment may change after further exploration is completed.

The Company, through Pacific LTDA, also executed a letter of intent with a single vendor, Gareste, Ltda. to acquire its interest in the Yerbas Buenas oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III, Chile.  Yerbas Buenas is located roughly 20 km from the El Corral property.  The vendor of Yerbas Buenas, Gareste, Ltda., is a Chilean entity which is owned in part by a Director of the Company.  The vendor will receive 2 million shares of the Company at closing in exchange for its interest at Yerbas Buenas, and a 2% NSR royalty, capped at $6 million, 1% of which can be repurchased for the sum of $2 million at any time prior to commercial production.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

9.	Commitments and Contingencies-Cont’d

On June 10, 2008 the Company executed an agreement with Eagle Mapping Ltd. for providing services for a total consideration payable for $52,200.

On October 28, 2008, the Company received a cease trade order (the “CTO”) from the British Columbia Securities Commission (the “BCSC”), the effect of which is limited to the Province of British Columbia.  By its terms, the CTO was issued for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to its material copper oxide projects in Chile after having made public disclosures regarding such properties.  The Company has engaged counsel in British Columbia and is in the process of obtaining and filing the reports and information required by the BCSC and otherwise satisfying the requirements of British Columbia law.  As of the date of this report, this matter has not been resolved and the CTO is in effect.

10.	Related Party Transactions

2008

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A
During the year ended October 31, 2008, the Company expensed stock based compensation for $442,984 relating to the vesting of the following stock options issued in year 2007 and 2008 to its directors and officers:

a)	On May 14, 2007, stock options to purchase 250,000 common shares at an exercise price of $0.50/per share were issued to each of three Officers/ Directors of the Company.
b)
On May 14, 2007, stock options to purchase 100,000 common shares at an exercise price of $0.50 per share were issued to each of two directors of the Company, one officer and a former chief financial officer of the Company.

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

B)
During the year ended October 31, 2008, the Company paid $22,500 to Medallion Capital Corp., a private corporation owned by a former officer of the Company for consulting services. The officer resigned effective February 1. 2008

C)	A director of the Company provided consulting services to the Company and a total of $90,000 was expensed to his company, Sage Associates, for the year ended October 31, 2008.

D)	A director of the Company provided consulting services to the Company and a total of $90,000 was expensed to his company, Pro Business Trust, for the year ended October 31, 2008.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

10.	Related Party Transactions-Cont’d

E)	The President, CEO, Director and Chairman of the Board of Directors of the Company, was paid $137,069 by Kriyah, including benefits billed to the Company.for the year ended October 31, 2008.

F)	The Secretary of the Company is an employee of Kriyah and was paid $20,523 by Kriyah, including payroll burden and benefits that was billed to the Company. for the year ended October 31, 2008.

G)	The Company expensed $21,690 for services rendered to the Company by the CFO of the Company, for the year ended October 31, 2008.

H)
On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company expensed $48,000 for the year ended October 31, 2008 and also amortized deferred stock compensation expense for $250,000 relating to issue of 1,000,000 restricted shares of the Company's common stock that was earned during the year ended October 31, 2008.

2007

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

d)
On August 1, 2007, stock options to purchase 1,700,000 common shares at an exerciseprice of $0.50 per share were issued to the Company’s new CEO. 200,000 options vested on August 1, 2007 and the balance options vest at 66,666 options per month commencing January 1, 2008.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

10.	Related Party Transactions-Cont’d

e)
On August 9, 2007, stock options to purchase 650,000 common shares at an exercise price of $0.50 per share were issued to the Company’s two directors for 250,000 options each, and to one director for 150,000 options. These options vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

The above stock options were measured at fair values and the Company expensed $294,574 as stock based compensation cost for issue of options during the year ended October 31, 2007.

B)	During the years ended October 31, 2007, the Company expensed $90,000 to Medallion Capital Corp., a private corporation owned by an officer of the Company for consulting services.

C)
David Hackman, a director of the Company has provided consulting services to the Company and a total of $37,500 was accrued to his company Sage Associates for the year ended October 31, 2007. This amount was paid subsequent to the year end. Mr. Hackman was a 50% partner in Peru SRL and received 2,425,000 share of the Company for his interest in Peru SRL (refer to note 8)

D)
Harold Gardner a director of the Company has provided consulting services to the Company and a total of $37,500 was accrued to his company Pro Business Trust for the year ended October 31, 2007.  This amount was paid subsequent to the year end.  The Company also loaned $763,000 to Gareste LTDA a Chilean company 50% owned by Mr. Gardner for exploration work to be carried out on mineral properties being acquired by the Company. The Company received expense details relating to these exploration expenditures prior to October 31, 2007 in the amount of $763,000 and has expensed this amount on the financial statements. Also, Mr. Harold Gardner, was a partner of Pacific LTDA and received 2,425,000 Shares of the Company for his interest in Pacific LTDA (refer to note 8).

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

G)	The Company expensed $10,491 for services rendered to the Company by the CFO of the Company, during the year ended October 31, 2007.

H)
On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company expensed $20,000 for the year ended October 31, 2007 and also amortized deferred stock compensation expense for $104,167 relating to issue of 1,000,000 restricted shares of the Company's common stock that was earned during the year ended October 31, 2007.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

11.	Income Taxes

The Company's current and deferred income taxes are as follows:

	2008	2007

Loss before income taxes	$(10,579,162)	$(2,940,779)
Add back: Non deductible expenses	1,137,953	1,972,923
Loss for Income Tax	(9,441,209)	(967,856)
Expected income tax recovery at the statutory rates of 33.5% (2006 – 33.5%)	$(3,162,805)	$(324,231)
Valuation allowance	3,162,805	324,321

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2008	2007

Net operating loss carry forward	$3,695,093	$532,288
Valuation allowance for deferred income tax assets	(3,695,093)	(532,288)

Deferred income taxes	$-	$-

As of October 31, 2008, the Company had approximately $11,030,129 of net operating loss carry forwards which are not yet assessed by the taxation authorities, available to offset future taxable income which expire as follows:

2026	$621,064
2027	$967,856
2028	$9,441,209
Total	$11,030,129

12.  Deferred Stock Compensation

The Company issued 1,000,000 restricted common shares each to three consultants, for a total of 3,000,000 common shares valued at $1,500,000.  The Company expensed proportionate consulting expenses of $1,354,167 and the balance of $145,833 is reflected as a deferred stock compensation expense under shareholders’ equity in the balance sheet.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

13. Advances to related parties

Advances to a  related party include an amount of $175,000, net of a reserve for doubtful receivable for $222,000 advanced interest free against demand promissory notes to Zoro Mining Corp., a Company related through common directors. The Company opted to create a reserve for $222,000 as a matter of prudence and caution due to the current unfavorable and challenging economic conditions.

14. Advances from related and non-related parties

The Company received an advance of $70,000 from War Eagle Mining Corporation, a Company related through a common director. This amount was advanced interest free against demand promissory note.

On June 20, 2008 the Company received an advance of $246,945 from a non-related party which bears interest at an annual rate of eight percent and is due and payable within ninety days from receipt thereof. The Company further received advances for an additional $5,100 on September 30, 2008. The Company accrued interest payable for $7,199 for the year ended October 31, 2008.

15. Convertible note financing transaction

Our convertible note consisted of the following as of October 31, 2008:

Amount
$100,000 face value, 6% convertible note, due October 31, 2010	$32,708

On October 27, 2008, we issued a $100,000 face value, 6% convertible note, due October 31, 2010. The principal amount of the note and interest is payable on October 31, 2010. While the note is outstanding, the investor has the option to convert the principal balance and interest, into conversion units at a conversion price of $0.16 per unit. Each conversion unit is convertible into one share of common stock and one warrant to purchase one share of common stock. Further, the terms of the convertible note provide for certain redemption features. If, in the event of certain defaults on the terms of the note, certain of which are indexed to equity risks, the holder can accelerate the payment of outstanding principal and interest. The financing transaction also provided the holder with Additional Investment Rights (“AIR”) to purchase up to $800,000 face value convertible notes under the same terms and conditions as the $100,000 convertible note.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

15. Convertible note financing transaction-Cont’d

The Company has evaluated the terms and conditions of the convertible note and the AIR under the guidance of SFAS No. 133 and EITF No. 00-19. The embedded conversion option, indexed to a share of stock and a warrant, does not meet the conventional convertible exemption. The warrant element of the conversion unit does not otherwise fall within the scope of the “indexed to the company’s own stock” exemption provided in SFAS No. 133 and required bifurcation. Further, certain redemption features that are indexed to equity risks are not clearly and closely related to the host debt agreement. Accordingly, a compound embedded derivative was bifurcated from the contract and has been recorded as a derivative liability. Similarly, the AIR embodies similar features that did not meet equity classification and accordingly derivative liability classification of the compound feature is also reflected in liabilities.

Fair value of the compound embedded derivative and embedded warrants in the additional investment right were measured using the Monte Carlo Simulation technique and in applying this technique the Company was required to develop certain subjective assumptions. Information and significant assumptions embodied in the valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date and October 31, 2008 are illustrated in the following table:

	October 27, 2008	October 31, 2008
Conversion price	$0.29	$0.29
Volatility	78%-84%	79%-86%
Equivalent term (years)	3.987	3.964
Credit-risk adjusted yield	10.3%-14.0%	10.3%-14.0%
Interest-risk adjusted rate	5.0%-5.16%	4.8%-5.10%

Since, as discussed above, the common share element of the conversion option did not require treatment as derivative financial instruments, the Company was required to evaluate the feature as potentially embodying a beneficial conversion feature under EITF No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. A beneficial conversion feature is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed. As a result of this evaluation under the aforementioned standards, the Company concluded that a beneficial conversion feature was present in the amount of $5,625 in the $100,000 face value convertible note.

Discounts or (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to ($208) during the period for inception to October 31, 2008.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

15. Convertible note financing transaction-Cont’d

The following table illustrates the initial allocation to the $100,000 convertible note financing transaction:

$100,000 Financing Transaction
Convertible note	$32,500
Compound embedded derivative	6,875
Additional investment rights	55,000
Beneficial conversion feature	5,625
$100,000

16. Project expenses

During the year ended October 31, 2008, the Company incurred project related expenses on the following mineral claims in Chile, Peru and USA:

Don Javier (Peru)	$240,344
Carrera Pinto (Chile)	$576,052
Carrizal (Chile)	$307,180
Cerro Blanco (Chile)	$117,014
La Guanaca (Chile)	$189,218
Venapai (Chile)	$496,275
Others	$74,097
Total	$2,000,180

The above expenses include consulting, claims, equipment rentals, contract labor, field wages, photography and other project related expenses.

17. General and administration expenses

General and administration expense for the year ended October 31, 2008 include the following:

Non-cash compensation expense relating to the issue of options and warrants	$915,953
Non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants	$916,666
Legal and audit	$127,493
Reserve for doubtful receivable (note 13)	$222,000
Office, payroll and other general expenses	$784,558
Total	$2,966,670

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

 18.  Subsequent Events

Effective November 20, 2008, Donald G. Padgett resigned as a Director of the Company. There were no disagreement between the Company and Mr. Padgett.

Subsequent to the year the company raised $100,000 by way of a promissory note to be repaid on November 28th, 2009, with simple interest of 10% per annum..

Subsequent to the year, advances receivable from the related party for $175,000 was repaid.

19.   Geographic location of assets

Except for Cash and Cash equivalent for $80,742 and $13,931 located in USA and Canada respectively, all other assets in the financial statements are located in Chile.