Form 10-Q
period 2009-01-31
Pacific Copper Corp.
filed 2009-03-17
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

Commission file number 000-52495

PACIFIC COPPER CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0504006
(State of incorporation)	(I.R.S. Employer Identification No.)

3430 E. Sunrise Dr., Ste 160, Tucson, AZ 85718
(Address of principal executive offices including zip code)

 (520) 989-0021; FAX (520) 623-3326
 (Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of registrant’s common stock outstanding as of January 31, 2009 was 44,561,600.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
(Unaudited- Prepared by Management)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Consolidated Balance Sheets as of January 31, 2009 and October 31, 2008	2

Interim Consolidated Statements of Operations for the three months ended January 31, 2009
and January 31, 2008 and the period from Inception (May 18, 1999) to January 31, 2009	3

Interim Consolidated Statements of Changes in Stockholders' Equity for the three months ended

January 31, 2009 and from Inception (May 18, 1999) to January 31, 2009.	4

Interim Consolidated Statements of Cash Flows for the three months ended January 31, 2009
and January 31, 2008 and from Inception (May 18, 1999) to January 31, 2009.	5

Condensed Notes to Interim Consolidated Financial Statements	6-24

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
January 31, 2009 and October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	January 31,	October 31,
	2009	2008
	$	$
ASSETS
Current
Cash and cash equivalents	17,961	110,746
Prepaid expenses and other receivables	16,453	35,157
Advances to a related party (note12)	25,000	175,000
Total Current Assets	59,414	320,903
Plant and Equipment, net (note 4)	140,154	155,443
Mining claims (note 8)	600	600

Total Assets	200,168	476,946

LIABILITIES
Current
Accounts payable	285,780	297,370
Accrued liabilities	19,463	85,852
Due to related parties (note 10)	402,206	-
Derivative financial instrument (note14)	123,750	101,250
Advances from non-related party (note13)	366,163	259,244
Advances from related party (note10)	70,000	70,000

Total Current Liabilities	1,267,362	813,716
Convertible note (note14)	37,610	32,708
Total Liabilities	1,304,972	846,424
Minority Interest (note 3)	54,934	54,950

Going Concern (note 2)

Commitments and Contingencies (note 9)

Related Party Transactions (note 10)

STOCKHOLDERS' DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (October 31, 2008 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 44,561,600 issued and outstanding (October 31, 2008 - 44,561,600)	4,456	4,456
Additional Paid-in Capital	13,984,841	13,893,200
Deferred stock compensation (note 11)	(83,333)	(145,833)
Accumulated other comprehensive income	2,562	1,064
Deficit Accumulated During the Exploration Stage	(15,068,264)	(14,177,315)

Total Stockholders' Deficiency	(1,159,738)	(424,428)

Total Liabilities and Stockholders' Deficiency	200,168	476,946

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the three months ended January 31, 2009 and January 31, 2008 and the
Period from Inception (May 18, 1999) to January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

		For the	For the
		quarter	quarter
	Cumulative	ended	ended
	since	January 31,	January 31,
	inception	2009	2008
	$	$	$

Operating Expenses

General and administration (note 16)	4,761,889	342,543	760,388
Project expenses (note 15)	4,691,019	491,563	706,663
Mineral claims acquisition cost expense (note 8)	5,523,871	-	5,523,871
Amortization	57,947	15,289	4,547

Total Operating Expenses	15,034,726	849,395	6,995,469

Loss from Operations	(15,034,726)	(849,395)	(6,995,469)

Other income-Interest	54,508	-	-

Other expense-Interest	(26,543)	(19,070)

Other expense-Derivative Financial Instrument	(61,875)	(22,500)

Loss before Income Taxes	(15,068,636)	(890,965)	(6,995,469)

Provision for income taxes	-	-	-

Minority Interest	372	16

Net Loss	(15,068,264)	(890,949)	(6,995,469)

Loss per share-Basic and Diluted		(0.02)	(0.21)

Weighted Average Common Shares Outstanding		44,561,600	33,159,224

See condensed notes to the interim consolidated financial statements

3

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to January 31, 2009
(Amounts expressed in US Dollars)

						Deficit	Accumulated
						Accumulated	Other
	Common Stock		Additional	Deferred	Stock	during the	Comprehensive	Total	Comprehensive
			Paid-in	Stock	Subscription	Exploration	Income	Stockholders’	Income
	Number	Amount	Capital	Compensation	Receivable	Stage	(Loss)	Equity	(loss)
	of Shares	$	$	$	$	$	$	$

Common stock issued on inception	1		1					1

Common shares issued for nil consideration	7,605,932	761	(761)			-		-
Cancelled shares	(1)	-	(1)					(1)
Contributed Services			8,743					8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-			(8,743)		(8,743
Balance, October 31, 2004	7,605,932	761	7,982	-		(8,743)		-
Contributed Services			1,178					1,178
Net Loss			-			(1,178)		(1,178
Balance October 31, 2005	7,605,932	761	9,160	-		(9,921)		-
Common shares issued for cash	4,710,000	471	470,529			-		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500					500,000
Net Loss	-	-	-			(647,453)		(647,453

Balance, October 31, 2006	17,315,932	1,732	979,189	-		(657,374)		323,547
Common shares issued for cash	660,000	66	65,934					66,000
Common shares issued for cash	2,000,000	200	199,800					200,000
Common shares issued for cash	4,520,000	452	2,259,548					2,260,000
Stock subscription received			30,000					30,000
Stock Issuance cost			(72,800)					(72,800)
Common shares issued for stock subscriptions received	60,000	6	(6)					-
Common shares issued for cash	1,590,000	159	794,841					795,000
Common shares issued for services	3,000,000	300	1,499,700	(1,062,499)				437,501
Stock based compensation			294,574					294,574

Compensation expense on issue of warrants			21,093					21,093
Stock Issuance cost			(43,750)					(43,750)
Net Loss	-	-	-			(2,940,779)		(2,940,779
Balance October 31, 2007	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)		1,370,386
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225
Common shares issued for cash (net)	3,157,143	316	1,027,334		(175,000)			852,650
Common shares issued for cash (net)	743,572	75	246,805					246,880
Stock subscription received					175,000			175,000
Common shares issued for cash (net)	576,501	57	201,228	-		-		201,285
Stock based compensation			679,971					679,971

Compensation expense on issue of warrants	-	-	235,982	-		-		235,982

Amortization of deferred stock compensation				916,666		-		916,666
Beneficial conversion feature of the convertible note financing transaction	-	-	5,625		-			5,625

Foreign currency translation							1,064	1,064	1,064

Net Loss for the year ended October 31, 2008	-	-	-	-		(10,579,162)		(10,579,162)	(10,579,162)
Balance October 31, 2008	44,561,600	4,456	13,893,200	(145,833)	0	(14,177,315)	1,064	(424,428)	(10,578,098)
Stock based compensation			64,904					64,904

Compensation expense on issue of warrants			26,737					26,737

Amortization of deferred stock compensation				62,500				62,500
Foreign currency translation							1,498	1,498	1,498

Net Loss for the quarter ended January 31, 2009						(890,949)		(890,949)	(890,949)
Balance January 31, 2009	44,561,600	4,456	13,984,841	(83,333)		(15,068,264)	2,562	(1,159,738)	((889,451)

The accompanying notes are an integral part of these financial statements.

4

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the three months ended January 31, 2009 and January 31, 2008 and from inception (May 18, 1999) to January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	Cumulative
	Since	January 31,	January 31,
	Inception	2009	2008
Cash Flows from Operating Activities
Net Loss	(15,068,264)	(890,949)	(6,995,469)
Adjustment for:
Amortization	57,947	15,289	4,547
Stock based compensation	1,039,449	64,904	173,221
Compensation expense on issue of warrants	283,812	26,737	26,737
Expenses credited to Additional Paid-in Capital	9,921	-	-
Shares issued for mineral claims	5,969,225	-	5,469,225
Amortization of deferred stock compensation	1,416,667	62,500	262,500
Interest on loans	14,118	6,919	-
Fair value adjustment to compound derivative	6,875	2,500	-
Fair value adjustment to additional investment rights	55,000	20,000	-
Amortization of debt discount	5,110	4,902	-
Changes in non-cash working capital
Prepaid expenses	(16,453)	18,704	16,801
Advances to related parties	(25,000)	150,000	-
Accounts payable	285,780	(11,590)	(138,507)
Accrued liabilities	19,463	(66,389)	(36,265)
Due to related parties	402,206	402,206
Minority Interest	54,934	(16)	55,245

Net cash used in operating activities	(5,489,210)	(194,283)	(1,161,965)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	-	(65,550)
Acquisition of mineral claims	(600)	-	(600)

Net cash used in investing activities	(198,701)	-	(66,150)

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	-	-
Advances from non-related parties	352,045	100,000
Advances from related parties	70,000	-	-
Convertible notes	100,000	-	-

Net cash provided by financing activities	5,703,310	100,000	-

Effect of foreign currency exchange rate changes	2,562	1,498
Net increase (decrease) in Cash and Cash equivalents	17,961	(92,785)	(1,228,115)
Cash- beginning of period	-	110,746	1,617,344

Cash - end of period	17,961	17,961	389,229

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.       Basis of Presentation

The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended October 31, 2009. Interim financial statements should be read in conjunction with the company’s annual audited financial statements.

The interim consolidated financial statements include the accounts of Pacific Copper Corp. (the “Company”  or “Pacific Copper” ), and its subsidiaries Pacific Copper Peru SRL, a limited liability partnership formed under the laws of Peru (99% owned by the Company) and Sociedad Pacific Copper Chile Limitada, a limited liability partnership formed under the laws of Chile (99% owned by the Company).  All material inter-company accounts and transactions have been eliminated.

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

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $890,949 for the three month period ended January 31, 2009.  This loss includes a non-cash stock based compensation expense for $64,904 and non-cash compensation expense for issue of warrants for $ 26,737.. At January 31, 2009, the Company had an accumulated deficit during the exploration stage of $15,068,264.  During the year ended October 31, 2008 the Company raised an additional capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (note 14). The Company did not raise any share capital during the three months ended January 31, 2009. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

3.       Nature of Business and Operations

The Company was incorporated on May 18, 1999 as Gate-1 Financial, Inc. under the laws of the State of Delaware.  On August 17, 2006, Gate-1 Financial, Inc. changed its name to Pacific Copper Corp.  The Company operates with the intent of exploration and, if feasible, extraction of minerals.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.       Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	January 31,2009		October 31, 2008

		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	386	151	386	132
Computer equipment	6,529	2,245	6,529	1,790
Operating equipment	191,185	55,550	191,185	40,735

	198,100	57,946	198,100	42,657

Net carrying amount	$140,154		$155,443

5.       Issuance of Common Shares

Year ended October 31, 2008

Three months ended January 31, 2008

On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007 (the “Peru Agreement”).  Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  As a result of the acquisition, Peru SRL became a subsidiary of the Company.  The Peru Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the “Peru Closing Agreement”).  Pursuant to the terms of the Peru Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow, which has not yet occurred.  The Company capitalized $200 and expensed the balance consideration of $2,424,800 relating to the issue of shares for acquisition of mineral properties of Peru SRL, calculated at $0.50 per share (See Note 8, “Mining Claims”, below).  As of the date of this report, the Peru Consideration Shares remain in escrow.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.       Issuance of Common Shares –Cont’d

Year ended October 31, 2008

On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Chile Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the “Chile Closing Agreement”).  Pursuant to the terms of the Chile Closing Agreement, the former partners of Pacific LTDA must satisfy certain post-closing items prior to the release of the Chile Consideration Shares from escrow, which has not yet occurred.  The Company capitalized $400 and expensed the balance consideration of $3,043,826 relating to the acquisition of mineral properties of Pacific LTDA as project expense, calculated at $0.50 per share (See Note 8 “Mining Claims”, below).  As of the date of this report, the Chile Consideration Shares remain in escrow.

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

Three months ended July 31, 2008

The Company, through private placements, issued 743,572 units at a price of $0.35 per unit during the months of June and July 2008. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.50 per share for a period of 2 years from the date of issuance.  The private placement was exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Regulation S promulgated thereunder (“Regulation S”).  The Company expensed share issuance expense of $13,370 being total finder’s fees.  The Company also issued to the finders a warrant to purchase 13,000 shares at $0.50 per share on or before two years from date of issuance.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Issuance of Common Shares –Cont’d

Year ended October 31, 2008

Three months ended October 31, 2008

The Company, through private placements, issued 576,501 units at a price of $0.35 per unit during the months of September and October 2008.  Each unit consisted of one common share and one half a common share purchase warrant.  Each full warrant is exercisable for one common share at $0.50 per share for a period of two years from the date of issuance.  The private placement was exempt from registration under the Securities Act pursuant to Regulation S.

Three months ended January 31, 2009

The Company did not raise any capital during the three month period ended January 31, 2009.

6.	Stock Purchase Warrants

During the year ended October 31, 2008, the Company issued the following warrants to a consultant:

On August 13, 2008, the Company entered into an advisory consulting agreement with Jesup & Lamont Sec. Corp. (“Consultant”).  Pursuant to this agreement, Consultant agreed to provide and perform for the benefit of the Company certain consulting services. The Company issued to the consultant a warrant to purchase 500,000 common shares at a price of $0.50 per share and exercisable for a period of five years.  The term of this agreement was for a period of 6 months.  The Company expensed the entire compensation cost for the issue of these warrants for $129,034 which vested during the year ended October 31, 2008.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option-pricing model.

No warrants were issued during the three month period ended January 31, 2009.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Stock Purchase Warrants-Cont’d

	Number of Warrants Granted	Exercise Prices	Expiry Date
		$

Outstanding at October 31, 2007 and average exercise price	4,318,100	0.70
Granted in year 2008	1,623,571	0.50	4/30/2010
Granted in year 2008	175,857	0.50	6/06/2010
Granted in year 2008	208,928	0.50	7/30/2010
Granted in year 2008	253,248	0.50	9/12/2010
Granted in year 2008	500,000	0.50	9/23/2013
Granted in year 2008	35,000	0.50	10/24/2010
Outstanding at October 31, 2008 and average exercise price	7,114,704	0.62
Granted in year 2009	-	-
Outstanding at January 31, 2009 and average exercise price	7,114,704	0.62

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company

7.	Stock Based Compensation

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

During the three month period ended January 31, 2009, no options were granted.

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

b)
In March 1, 2008, the Board granted stock options to a consultant to purchase 100,000 common shares and to another two consultants to purchase 10,000 common shares each.  The Board also granted stock options to employees of Kriyah Consultants LLC (“Kriyah”), who perform administrative and geological services for the Company in the following amounts: two persons received options to purchase 70,000 common shares each, three persons received options to purchase 50,000 common shares each and two persons received options to purchase 40,000 common shares each. The foregoing option grants totaled 490,000 options.  The exercise price for all these options was $0.50 per share.  These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest 50% at the end of year one commencing grant of options and the balance 50% at the end of year two commencing grant of the options.

c)
On May 15, 2008, stock options to purchase 200,000 common shares at an exercise price of $0.35 per share were issued to a consultant.  These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest on the third month from the date granted. These options were granted for a term of 2 years.

d)
On September 24, 2008 stock options to purchase 50,000 common shares at an exercise price of $0.50 per share were issued to an employee of Kriyah, who performs administrative and geological services for the Company.  These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest 50% at the end of year one commencing grant of options and the balance 50% at the end of year two commencing grant of the options.

The Company has adopted SFAS123 (Revised) commencing July 1, 2005.

The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model.  The Black-Scholes option pricing model requires the use of certain assumptions, including expected terms, expected volatility, expected dividends and risk-free interest rate to calculate the fair value of stock-based payment awards.  The assumptions used in calculating the fair value of stock option awards involve inherent uncertainties and the application of management judgment.  For the year ended October 31, 2008, the Company has recognized in its financial statements, stock-based compensation costs as per the following details.  The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

Date of grant	14-May	20-Jul	1-Aug	9-Aug	20-Feb	1-Mar	15-May	24-Sep
	2007	2007	2007	2007	2008	2008	2008	2008	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%	5.00%	5.00%	5.00%	2.95%
Volatility factor	50%	50%	50%	50%	100%	98%	86%	84%
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%

Expected life	5 years	5 years	5 years	5 years	2 years	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.51	$0.40	$0.50	$0.35	$0.50

Total number of options granted	1,750,000	250,000	1,700,000	650,000	250,000	490,000	200,000	50,000	5,340,000
Total number of options forfeited/cancelled/Expired/Exercised	-	-	-	-	-	(110,000)	-	-	(110,000)

Grant date fair value	$0.24	$0.24	$0.24	$0.24	$0.22	$0.27	$0.25	$0.13

Stock-based compensation cost expensed during the year ended October 31, 2008	$223,699	$37,822	$160,333	$119,059	$54,618	$34,594	$49,504	$342	$679,971

Unexpended Stock -based compensation cost deferred over the vesting period	$ nil	$8,599	$200,418	$ nil	$nil	$69,091	$ nil	$6,226	$284,334

As of October 31, 2008 there was $284,334 of unrecognized expenses related to non-vested stock-based compensation arrangements granted.  The stock-based compensation expense for the year ended October 31, 2008 was $679,971.

During the three month period ended January 31, 2009, no new stock options were issued.

For the three-month period ended January 31, 2009, the Company has recognized in its financial statements, stock-based compensation costs as per the following details.  The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock based compensation-cont’d

Date of grant	14-May	20-Jul	1-Aug	9-Aug	20-Feb	1-Mar	15-May	24-Sep
	2007	2007	2007	2007	2008	2008	2008	2008	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%	5.00%	5.00%	5.00%	2.95%
Volatility factor	50%	50%	50%	50%	100%	98%	86%	84%
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years	2 years	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.51	$0.40	$0.50	$0.35	$0.50

Total number of options granted	1,750,000	250,000	1,700,000	650,000	250,000	490,000	200,000	50,000	5,340,000
Total number of options forfeited/cancelled/Expired/Exercised	-	-	-	-	-	(110,000)	-	-	(110,000)
Grant date fair value	$0.24	$0.24	$0.24	$0.24	$0.22	$0.27	$0.25	$0.13

Stock-based compensation cost expensed during the three month period ended January 31, 2009	$ nil	$3,031	$48,100	$ nil	$ nil	$12,952	$ nil	$821	$64,904

Unexpended Stock -based compensation cost deferred over the vesting period	$ nil	$5,568	$152,318	$ nil	$ nil	$56,139	$ nil	$5,405	$219,430

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.          Stock Based Compensation-cont’d

As of January 31, 2009 there was $219,430 of unrecognized expenses related to non-vested stock-based compensation arrangements granted.  The stock-based compensation expense for the three month period ended January 31, 2009 was $64,904.

8.          Mining Claims

(a)          On December 17, 2007, Pacific Copper acquired Peru SRL, pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  The 1% minority interest was credited with $24,495.  As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims.  The Company does not consider either of the mineral claim groups acquired in the transaction (as listed below) to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to this acquisition the Company acquired interests in the following mineral claims which were capitalized at $100 each:

Tonalia (subject to the completion of the formal documentation)
Don Javier (subject to the completion of formal documentation)

(b)          On January 8, 2008, Pacific Copper acquired Pacific LTDA, pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA.  Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  The 1% minority interest was credited with $30,750.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Company expensed $3,074,576, relating to the issue of 6,088,452 common shares calculated at $0.50 per common share and the allocation of minority interest for $30,750 net of capitalization for $400 for mineral property claims.  Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction (as listed below).  The Company does not consider either of the foregoing mineral claims to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

(c)           As of February 27, 2009 the Company entered into a mineral property acquisition agreement with Gareste Limitada, a Chilean limited liability partnership pursuant to which it acquired certain copper oxide properties in Atacama Region III, Chile.  See Footnote 17, “Subsequent Events” below for more information.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
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

On August 22, 2007 the Company entered into an agreement with Kriyah for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter.  Commencing in January of 2009, this amount was reduced to $2500 per month.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company’s maximum obligation under the lease guarantee, as of January 31, 2009, would be $246,608.52 in the event of a lease default with full acceleration of rent.  Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
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

On August 16, 2007, the Company entered into an agreement with Hydro Geophysics Inc. (“HGI”).  Pursuant to this agreement, HGI provided certain mineral exploration, analytical and consulting services to the Company, as requested from time to time, with respect to the Company’s South American projects.  This contract  expired on February 16, 2009. The Company remains obligated for the payment of an aggregate of $89,212 of unpaid invoices under this contract.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
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

The Company, through Pacific LTDA, also executed a letter of intent with Gareste to acquire its interest in the “Yerbas Buenas” oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III, Chile.  Yerbas Buenas is located roughly 20 km from the El Corral property.  The letter of intent contemplates that Gereste will receive 2 million shares of the Company at closing in exchange for its interest at Yerbas Buenas, and a 2% NSR royalty, capped at $6 million, 1% of which can be repurchased for the sum of $2 million at any time prior to commercial production.  As of the date of this report, the Company and Gareste have postponed performance under this letter of intent due to the current copper market conditions and general economic decline worldwide.

On June 10, 2008 the Company executed an agreement with Eagle Mapping Ltd. for providing services for a total consideration payable for $52,200.

On August 14, 2008, the Company entered into a consulting services agreement with Yellow Rose Ltd., to provide business and financial consulting relating to the European markets.  The term of this agreement is for a period of 12 months.  A consulting fee of up to $20,000 is billable from the consultant during the term of this agreement. As of January 31, 2009, the consultant had billed the Company $10,000.

On October 28, 2008, the Company received a cease trade order (the “CTO”) from the British Columbia Securities Commission (the “BCSC”), the effect of which is limited to the Province of British Columbia.  By its terms, the CTO was issued for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to its material copper oxide projects in Chile after having made public disclosures regarding such properties.  The Company has engaged counsel in British Columbia and is in the process of obtaining and filing the reports and information required by the BCSC and otherwise satisfying the requirements of British Columbia law.  As of the date of this report, this matter has not been resolved and the CTO is in effect. The financial impact of the CTO is unknown.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.   Related Party Transactions

Three month period ended January 31, 2009

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)
During the three month period ended January 31, 2009, the Company expensed stock based compensation for $48,100 relating to the vesting of the stock options issued in years 2007 and 2008 to its director.

B)
A director of the Company provided consulting geological services to the Company and a total of $22,500 was expensed to a private Company with director in common.  $52,500 was owed to this private company as of January 31, 2009.

C)
A director of the Company provided consulting services to the Company and a total of $22,500 was expensed to a private company with director in common.  $145,849 was owed to this private company as of January 31, 2009 which also includes non-reimbursed expenses.

D)	The President, CEO, Director and Chairman of the Board of Directors of the Company, was paid $34,865 by Kriyah, including benefits which was charged to the Company.

E)	The Secretary of the Company is an employee of Kriyah and was paid $6,856 by Kriyah, including payroll burden and benefits that was charged to the Company.

F)	The Company expensed $3,500 for services rendered to the Company by an officer of the Company.

G)
On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company expensed $29,200 for the three month period ended January 31, 2009 and also amortized deferred stock compensation expense for $62,500 relating to issue of 1,000,000 restricted shares of the Company's common stock that was earned during the three month period ended January 31, 2009.

H)
The Company incurred a total of $411,553 to a private Chilean company that provides exploration services to the  Company in Chile, and has a director in common, of which $203,857 was owed at January 31, 2009 with such costs recorded as project costs.

The Company received an advance of $70,000 from War Eagle Mining Company, Inc. a Company related through a common director.  This amount was advanced interest free against a demand promissory note.  Subsequent to the quarter ended January 31, 2009, the Company issued a secured promissory note with War Eagle Mining Company, Inc. which replaced the prior unsecured demand note.  Certain of the Company’s obligations under this promissory note are in dispute.  For more information please see Note 17, “Subsequent Events” below.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.      Deferred Stock Compensation

The Company issued 1,000,000 restricted common shares each to three consultants, for a total of 3,000,000 common shares valued at $1,500,000.  The Company has expensed proportionate consulting expenses of $1,416,667 until January 31, 2009 and the balance of $83,333 is reflected as a deferred stock compensation expense under shareholders’ equity in the balance sheet.

12.      Advances to a related party

Advances to a related party include a net receivable of $25,000, after providing a reserve for doubtful receivable for $197,000, advanced interest free against a demand promissory notes to the Company related through common directors and management.  The Company opted to create a reserve for $197,000 as a matter of prudence and caution due to the current unfavorable and challenging general economic conditions. The related party repaid the net receivable of $25,000 subsequent to January 31, 2009.  Refer to “Subsequent Events” below.

13.      Advances from non-related parties

On June 20, 2008, the Company received an advance of $246,945 from a non-related party which bears interest at an annual rate of eight percent and is due and payable within ninety days from receipt thereof.  The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party.  The Company received an additional advance of $100,000 from this party during the three month period ended January 31, 2009.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.           Convertible note financing transaction

Our convertible note consisted of the following as of January 31, 2009:

Amount

$100,000 face value, 6% convertible note, due October 31, 2010	$37,610

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.         Convertible note financing transaction-Cont’d

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

Discounts or (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to ($5,110) during the period for inception to January 31, 2009.

The derivative liabilities as of January 31, 2009 consisted of the following:

Derivative Financial Instrument	Amount
Compound Embedded Derivative	$13,750
Additional Investment Right (AIR)	110,000
$123,750

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.      Project expenses

During the three month period ended January 31, 2009, the Company incurred project related expenses on the following mineral claims in Chile:

Corral (Chile)	$4,620
Carrera Pinto (Chile)	$7,310
Carrizal (Chile)	$955
La Mofralla (Chile)	$3,937
La Guanaca (Chile)	$8,406
Venapai (Chile)	$229,721
Yerbas Buenas (Chile)	$236,613
Total	$491,563

The above expenses include consulting, claims, equipment rentals, contract labor, field wages, drilling and other project related expenses.

16.      General and administration expenses

General and administration expense for the three month period ended January 31, 2009 include the following:

Non-cash compensation expense relating to the issue of options and warrants	$91,641
Non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants	$62,500
Legal, accounting and audit	$72,166
Office, payroll and other general expenses	$116,236
Total	$342,543

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

17.      Subsequent Events

Subsequent events not already reported in these financial statements are as follows:

Subsequent to the quarter ended January 31, 2009, a related party repaid an amount of $25,000 (refer to note 12 to the financial statements).

Subsequent to the quarter ended January 31, 2009, on February 17, 2009, Pacific Copper issued a secured promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian corporation (“War Eagle”).  War Eagle and the Company share a common director.  The War Eagle Note has a face amount of $155,000 which includes amounts previously advanced to the Company.  Pursuant to the War Eagle Note, War Eagle agreed to make advances of credit to Kriyah for the benefit of Pacific Copper.  Kriyah performs administrative services for Pacific Copper and also shares office space with War Eagle and Pacific Copper.  Upon execution of the War Eagle Note, an initial advance of $15,000 was made to Kriyah for the benefit of the Company, with subsequent  advances of $15,000 to be made on the 1st day of the months of February, March, April, and May of 2009, and a final payment of $10,000 to be made on or before June 1, 2009.  Under the terms of the War Eagle Note, all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note covers a prior advance of $70,000 that was received by Pacific Copper on June 22, 2008.  The principal amount outstanding under the War Eagle Note (beginning with the initial advance on June 22, 2008) bears interest at 15% per annum.  The War Eagle Note is secured by a blanket security interest in all real, personnel, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described in this report).  While War Eagle funded $30,000 on February 17, 2009 pursuant to the War Eagle Note (bringing the outstanding principal amount to $100,000), War Eagle has notified the Company that it will not fund the March, April or May advances or the $10,000 final advance contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach and has reserved all of its legal rights.

Subsequent to the quarter ended January 31, 2009, as of February 27, 2009, Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region II, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 3600 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the “El Corral Property”, consisting of approximately 4000 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed.

Under the Gareste Agreement the Company is required to issue a total of 5,000,000 shares of its common stock to Gareste, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property.  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000.  As of the date of this report, title to the properties has been transferred to Pacific LTDA and the closing is in process.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2009

Discussion of Operations & Financial Condition
Three months ended January 31, 2009

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $890,949 for the three-month period ended January 31, 2009.  This loss includes a non-cash stock based compensation expense for $64,904 and non-cash compensation expense for issue of warrants for $26,737.  At January 31, 2009, the Company had an accumulated deficit during the exploration stage of $15,068,264.  During the year ended October 31, 2007, the Company raised $3,234,450.  During the year ended October 31, 2008, the Company raised an additional $1,475,815 (net of offering costs).  Further, during the year ended October 31, 2008, the Company raised an additional $100,000 from subscriptions for convertible notes (See note 14 to the Company’s financial statements contained in this report).  The Company did not raise any share capital during the three months ended January 31, 2009.  Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.  There is no assurance that we will be successful in obtaining such financing.

As of the date of the filing of this report, the Company has very little cash.  As of the quarter ended January 31, 2009, the Company’s current liabilities were $1,267,362 while current assets were $59,414.  Management has taken steps to reduce operating costs.  These steps include deferral of salaries for senior management, deferral of payments to consultants and service providers, and suspension of all exploration activities.

Management expects that the Company will receive  payments from Zoro Mining Corp. (“Zoro”) pursuant to an existing receivable (which has been reduced by a reserve for doubtful accounts - See Note 12 to the financial statements contained in this report).  Zoro owes the Company gross $222,000 as of January 31, 2009 (net receivable $25,000 after adjusting a reserve for doubtful account for $197,000 created as a matter of caution due to current unfavorable and challenging general economic conditions) and has subsequent to the quarter repaid $25,000.  Management believes that these funds will help to alleviate short term cash deficiencies.  Management also anticipates that additional advances or other financing arrangements, similar to those provided in the past, will be arranged through a Director of the Company. Such historical financings have generally taken the form of unsecured bank loans or lines of credit, cash advances, advances under promissory notes, and investments in Company securities or advances under convertible notes. The Company has  also received advances from War Eagle Mining Company, Inc (“War Eagle”)  pursuant to a secured promissory note granted on February 17, 2009 (the “War Eagle Note”).  War Eagle has notified the Company that it will not honor further funding advances under the War Eagle Note.  The Company has notified War Eagle that it considers War Eagle to have breached its obligations under the War Eagle Note.   See Note 17 of the Company’s financial statements included with this report for a further description of the War Eagle Note.

Due to current difficult economic conditions and increased competition among small mineral exploration stage companies for available sources of capital, it has become more difficult to raise financing than in the previous operating years of the Company.  The continued depletion of current cash and cash equivalents to meet ongoing administrative expenses and other continuing obligations is a material concern of management.  The continued operation of the Company is dependent on raising additional financing to meet commitments and obligations and there can be no assurance that such financing can be obtained on a timely basis or on favorable terms or at all.  If we fail to obtain financing, the Company may be forced to cease doing business.

SELECTED QUARTER INFORMATION

	January 31, 2009	January 31, 2008

Revenues	$ Nil	$ Nil
Net Loss	$890,949	$6,995,469
Loss per share-basic and diluted	$(0.02)	$(0.21)
Total Assets	$200,168	$544,385
Total Liabilities	$1,304,972	$182,540
Cash dividends declared per share	Nil	Nil

Total assets for the quarter ended January 31, 2009 include cash and cash equivalents for $17,961, prepaid expenses for $16,453, advances to a related party for $25,000, capital assets for $140,154 and mining claims for $600. For the quarter ended January 31, 2008,  total assets includes cash and cash equivalents of $389,229, prepaid expenses of $55,347 capital assets of $99,209 and mineral claims for $600.

Revenues

No revenue was generated by the Company’s operations during the three month period ended January 31, 2009 and January 31, 2008.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Expenses.  The Company is an exploration stage mining company and has not yet realized any revenue from its operations.  The Company is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property payments are capitalized only if the Company is able to allocate any economic value beyond proven and probable reserves.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized.  For the purpose of preparing financial information, the Company is unable to allocate any economic value beyond proven and probable reserves and hence all property payments are considered to be impaired and accordingly written off to project expense.  All costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed.  No costs have been capitalized in the periods covered by these financial statements.  Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  Mineral property acquisition costs will also be capitalized in accordance with the FASB Emerging Issues Task Force ("EITF") Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property payments are expensed as incurred if the criteria for capitalization is not met.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three month period ended January 31, 2009 is general and administrative expense of $342,543, as compared with $760,388 for the three month period ended January 31, 2008.  General and administrative expense represents approximately 40.32% of the total operating expense for the quarter ended January 31, 2009. This expense for the quarter ended January 31, 2009 includes professional, consulting, office and general and non cash compensation expense relating to the issue of options and warrants for $91,641 (prior period: $199,958)and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $62,500 (prior period $262,500).

(b) Project Expense

Included in operating expenses for the three month period ended January 31, 2009 is project expenses of $491,563 as compared with $706,663 for the three month period ended January 31, 2008.  Project expense represents approximately 57.87 % of the total operating expense for the three month period ended January 31, 2009. This expense includes consulting, claims, equipment rentals, contract labor, field wages, photography and other project related expenses incurred during the quarter on the mineral claims in Chile.

(c) Mineral claims acquisition cost expense

(1)           On December 17, 2007, Pacific Copper acquired Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru (“Peru SRL”) pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”).  Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  The 1% minority interest was credited with $24,495.  As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims.  Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims.  The Company does not consider either of the mineral claims acquired in this transaction (as listed below) to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

Tonalia (subject to the completion of the formal documentation)
Don Javier (subject to the completion of formal documentation)

(2)           On January 8, 2008, Pacific Copper acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA.  Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  The 1% minority interest was credited with $30,750.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Company expensed $3,074,576, relating to the issue of 6,088,452 common shares calculated at $0.50 per common share and the allocation of minority interest for $30,750 net of capitalization for $400 for mineral property claims.  Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims.  The Company does not consider any of the mineral claims acquired in the transaction (as listed below) to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand as of January 31, 2009:

	January 31, 2009

Cash and cash equivalent		$17,961
Working capital (deficit)		$(1,207,948)
Cash used in operating activities		$(194,283)
Cash used in investing activities	$	nil
Cash provided by financing activities		$100,000

As at January 31, 2009, the Company had a working capital deficit of $1,207,948.  During the three-month period ended January 31, 2009, the Company did not spend any funds on investment activity.  The Plant and Equipment as on January 31, 2009 is $140,154.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments.  To the extent actual results differ from those estimates, our future results of operations may be affected.  Beside this critical accounting policy on use of estimates, we believe the following critical accounting policy affects the preparation of our financial statements.

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

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of January 31, 2009 and January 31, 2008.

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

On August 14, 2008, the Company entered into a consulting services agreement with Yellow Rose Ltd., to provide business and financial consulting relating to the European markets.  The term of this agreement is for a period of 12 months. Consulting fee of up to $20,000 is billable from the consultant during the term of this agreement.

On August 22, 2007 the Company entered into an agreement with Kriyah for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter.  Commencing in January of 2009, this amount was reduced to $2500 per month.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company’s maximum obligation under the lease guarantee, as of January 31, 2009, would be $246,608.52 in the event of a lease default with full acceleration of rent.  Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company.

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

On August 16, 2007, the Company entered into an agreement with Hydro Geophysics Inc. (“HGI”).  Pursuant to this agreement, HGI provided certain mineral exploration, analytical and consulting services to the Company, as requested from time to time, with respect t the Company’s South American projects.  This contract expired on February 16, 2009.  The Company remains obligated for the payment of an aggregate of $89,212 of unpaid invoices under this contract.

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

On February 28, 2008 the Company entered into an agreement with Michael A. McClave (“McClave”).  Pursuant to this agreement, McClave will provide certain mineral exploration, geological and consulting services to the Company, as requested from time to time.  Pacific Copper will be invoiced on a monthly basis for services rendered on the projects.  Either party may terminate this agreement by giving 30 days notice with or without cause.

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

The Company, through Pacific LTDA, also executed a letter of intent with Gareste acquire its interest in the “Yerbas Buenas” oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III, Chile.  Yerbas Buenas is located roughly 20 km from the El Corral property.  Gareste will receive 2 million shares of the Company at closing in exchange for its interest at Yerbas Buenas, and a 2% NSR royalty, capped at $6 million, 1% of which can be repurchased for the sum of $2 million at any time prior to commercial production.  As of the date of this report, the Company and Gareste have postponed performance under this letter of intent due to the current copper market conditions and general economic decline worldwide.

On June 10, 2008 the Company executed an agreement with Eagle Mapping Ltd. for providing services for a total consideration payable for $52,200.

On October 28, 2008, the Company received a cease trade order (the “CTO”) from the British Columbia Securities Commission (the “BCSC”), the effect of which is limited to the Province of British Columbia. By its terms, the CTO was issued for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to its material copper oxide projects in Chile after having made public disclosures regarding such properties.  The Company has engaged counsel in British Columbia and is in the process of obtaining and filing the reports and information required by the BCSC and otherwise satisfying the requirements of British Columbia law.  As of the date of this report, this matter has not been resolved and the CTO is in effect. The financial impact of the CTO is unknown.

Subsequent Events

Subsequent to the quarter ended January 31, 2009, a related party repaid an amount of $25,000 (refer to note 12 to the financial statements).

Subsequent to the quarter ended January 31, 2009, on February 17, 2009, Pacific Copper issued a secured promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian corporation (“War Eagle”).  War Eagle and the Company share a common director.  The War Eagle Note has a face amount of $155,000 which includes amounts previously advanced to the Company.  Pursuant to the War Eagle Note, War Eagle agreed to make advances of credit to Kriyah for the benefit of Pacific Copper.  Kriyah performs administrative services for Pacific Copper and also shares office space with War Eagle and Pacific Copper.  Upon execution of the War Eagle Note, an initial advance of $15,000 was made to Kriyah for the benefit of the Company, with subsequent  advances of $15,000 to be made on the 1st day of the months of February, March, April, and May of 2009, and a final payment of $10,000 to be made on or before June 1, 2009.  Under the terms of the War Eagle Note, all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note covers a prior advance of $70,000 that was received by Pacific Copper on June 22, 2008.  The principal amount outstanding under the War Eagle Note (beginning with the initial advance on June 22, 2008) bears interest at 15% per annum.  The War Eagle Note is secured by a blanket security interest in all real, personnel, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described in this report).  While War Eagle funded $30,000 on February 17, 2009 pursuant to the War Eagle Note (bringing the outstanding principal amount to $100,000), War Eagle has notified the Company that it will not fund the March, April or May advances or the $10,000 final advance contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach and has reserved all of its legal rights.

Subsequent to the quarter ended January 31, 2009, as of February 27, 2009, Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region II, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 3600 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the “El Corral Property”, consisting of approximately 4000 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed.

Under the Gareste Agreement the Company is required to issue a total of 5,000,000 shares of its common stock to Gareste, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property.  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000.  As of the date of this report, title to the properties has been transferred to Pacific LTDA and the closing is in process.

RISK FACTORS

1.            WE DO NOT HAVE ADEQUATE CASH ON HAND TO MEET CURRENT OBLIGATIONS

As of the date of the filing of this report, the Company has very little cash.  As of the quarter ended January 31, 2009, the Company’s current liabilities were $1,267,362 while current assets were  $59,414.  Management has taken steps to reduce operating costs.  As a result of current general economic conditions, the Company’s ability to attract investment and/or obtain financing is extremely limited.  If we fail to obtain financing, the Company will be forced to cease doing business.

2.	SUBSTANTIAL PORTIONS OF OUR SOUTH AMERICAN COPPER OXIDE EXPLORATION PROPERTY ASSETS HAVE BEEN PLEDGED TO SECURE A SHORT-TERM NOTE

Subsequent to the quarter ended January 31, 2009, on February 17, 2009, Pacific Copper issued a secured promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian corporation (“War Eagle”).  The War Eagle Note has a face amount of $155,000.  All amounts advanced under the War Eagle Note are due and payable on June 30, 2009 with interest at 15% per annum.  By its terms, the War Eagle Note is secured by a blanket security interest in all real, personnel, and intangible interests of the Company associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described herein).  The Company has declared a breach by War Eagle under the War Eagle Note for failure by War Eagle to fully fund advances under the War Eagle Note.  While the Company believes it has a strong legal position with respect to the dispute with War Eagle, it is possible that if the Company does not repay the War Eagle Note on June 30, 2009 (the maturity date), it could lose its interest in the properties securing the War Eagle Note.

3.	THE COMPANY HAS NO SOURCE OF OPERATING REVENUE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF IT IS ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

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

4.	BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES AND CURRENT DETERIORATION IN EQUITY MARKETS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

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

5.	THE COMPANY IS HIGHLY DEPENDENT UPON ITS OFFICERS AND DIRECTORS. BECAUSE OF THEIR INVOLVEMENT IN OTHER SIMILAR BUSINESSES WHICH MAY BE COMPETITORS, THEY MAY HAVE A CONFLICT OF INTEREST.

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

6.            THE COMPANY COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

The Company could face further delays in obtaining title to properties under contract with its subsidiary in Peru, as well as delays in obtaining permits to explore on the properties covered by our claims.  Such delays could jeopardize financing, if any is available, which could result in having to delay or abandon work on some or all of the properties.

7.            RISKS ASSOCIATED WITH PROPERTIES IN SOUTH AMERICA

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

8.	OUR PLANNED MINERAL EXPLORATION EFFORTS ARE HIGHLY SPECULATIVE; WE HAVE NOT YET ESTABLISHED ANY PROVEN OR PROBABLE RESERVES.

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

9.	MINING OPERATIONS IN GENERAL INVOLVE A HIGH DEGREE OF RISK, WHICH WE MAY BE UNABLE, OR MAY NOT CHOOSE TO INSURE AGAINST.

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

10.	BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

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

11.           GOING CONCERN QUALIFICATION

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

12.           OUR BUSINESS IS AFFECTED BY CHANGES IN COMMODITY PRICES.

Our ability to develop our mineral properties and the future profitability of the Company is directly related to the market price of certain minerals.  The Company is negatively affected by the current decline in commodity prices.

13.           OUR COMMON STOCK IS A PENNY STOCK.

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

DISCLOSURE AND FINANCIAL CONTROLS AND PROCEDURES

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of January 31, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

1.	recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and

2.	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management of Pacific Copper is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

(a)  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(b)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(c)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

In making this assessment, management, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Inherent in small business is the pervasive problem of segregation of duties.  Given that the Company has a small accounting department, segregation of duties cannot be completely accomplished at this stage in the corporate lifecycle.  Management has added many compensating controls to effectively reduce and minimize the risk of a material misstatement in the Company’s financial statements.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting is effective based on those criteria.

During the quarter ended January 31, 2009, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

                  None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5: OTHER INFORMATION:

ITEM 6: EXHIBITS & REPORTS ON FORM 8-K

(a)          10.1        Consulting Agreement with Yellow Rose Ltd. dated August 14, 2008

10.2	Mineral Property Acquisition Agreement dated as of February 27, 2009

10.3	Secured Promissory Note dated February 17, 2009 payable to War Eagle Mining Company, Inc.

(b)          31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)         In addition, the following reports are incorporated by reference:

Current Report on Form 8-K, “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers, dated November 21, 2008

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 16, 2009	/s/	Jodi Henderson
Secretary