Form 10-K/A
period 2008-10-31
Pacific Copper Corp.
filed 2009-05-05
CIK 1387522

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

Registrant's telephone number, including area code : (520) 989-0021; FAX (520) 623-3326

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

YES ☐                                                         NO ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act    ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐

The issuer had no revenue in the year ended October 31, 2008.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of October 31, 2008 was approximately $3,204,219 based upon a share valuation of $0.09 per share.  This share valuation is based upon the 10-day trailing average price of the Company's shares as of October 31, 2008.  For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of October 31, 2008, 44,561,600   shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure    Yes ☐ No ☒

 ii

iii

Explanatory Note

This 10-K has been revised because the Company has determined that its La Guanaca, El Corral/La Mofralla and Venapai properties in Chile are material properties. The Company's 10-K has therefore been amended to provide disclosure consistent with its continuous disclosure record in this regard. To satisfy its obligations under British Columbia law, the Company has filed technical reports on its La Guanaca, El Corral/La Mofralla and Venapai properties under Pacific Copper's profile on SEDAR at www.sedar.com.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about our explorations, development, efforts to raise capital, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission.  Any statements about our business, financial results, financial condition, mineralization estimates, drilling results and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words "believes," "anticipates," "expects," "intends," "projects," or similar expressions are intended to identify forward-looking statements.  Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1, "Description of Business," and elsewhere in this report.  We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

Item 1.   Description of Business and Risk Factors.

Our name is   Pacific Copper Corp. and we sometimes refer to ourselves in this Annual Report as "Pacific Copper", the "Company" or as "we," "our," or "us."  We are an exploration stage mining company.  Our objective is to explore and, if warranted, develop our mineral claims located in Chile and Peru, as more fully described herein.  Our head office is at 3430 E. Sunrise Dr., Ste 160, Tucson, Arizona 85718   Our telephone number is (520) 989-0021; FAX (520) 623-3326

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

None of the Company's officers or directors works for the Company on a full-time basis.  The Company's President and Chief Executive Officer, Andrew Brodkey, is also the president of one other exploration stage mining company and, by the terms of his employment agreement with the Company, is permitted to participate in other mining related businesses.  Some of our directors are officers or directors of other companies in similar exploration businesses.  Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to the Company as against their other business projects, which may be competitive.  Also, the Company has no key man life insurance policy on any of its senior management or directors.  The loss of one or more of these officers or directors could adversely affect the ability of the Company to carry on business.

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

5.             RISKS ASSOCIATED WITH PROPERTIES IN SOUTH AMERICA

The Company is currently pursuing investments and exploration projects in Chile and Peru. These investments and projects, as well as any other investments or projects made or undertaken in the future in other developing nations, are subject to the risks normally associated with conducting business in such countries, including labor disputes and uncertain political and economic environments, as well as risks of disturbances or other risks which may limit or disrupt the projects, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation laws or policies, foreign taxation, limitations on ownership and on repatriation of earnings, and foreign exchange controls and currency fluctuations.  Foreign investments may also be adversely affected by changes in United States laws and regulations relating to foreign trade, investment and taxation.  If the Company's operations in a particular foreign country were halted, delayed or interfered with, the Company's business could be adversely affected.

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

7.	MINING OPERATIONS IN GENERAL INVOLVE A HIGH DEGREE OF RISK, WHICH WE MAY BE UNABLE, OR MAY NOT CHOOSE TO INSURE AGAINST. .

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

9.             GOING CONCERN QUALIFICATION

The Company has included a "going concern" qualification in the Consolidated Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate mineral resources, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the "going concern" qualification in our auditor's report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

10.           OUR BUSINESS IS AFFECTED BY CHANGES IN COMMODITY PRICES.

Our ability to develop our mineral properties and the future profitability of the Company is directly related to the market price of certain minerals. The Company is negatively affected by the current decline in commodity prices.

11.           OUR COMMON STOCK IS A PENNY STOCK.

Our Common Stock is classified as a penny Stock, which is traded on the OTC Bulletin Board.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock.  In addition, the "penny stock" rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives.  The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock.  In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company's Common Stock.

Item 2.  Description of Property

PROPERTIES

Property Locations and Descriptions

Pacific Copper holds, or is in the process of acquiring, mineral claims in Chile and Peru.  Pacific Copper's subsidiary, Sociedad Pacific Copper Chile Limitada (a Chilean limited liability partnership,), holds or is in the process of acquiring mining concessions in the Carrizal, Cerro Blanco and Carrera Pinto mining districts of Chile and certain other areas in Atacama Region III of Chile (the "Chile Claims").  The Company also has a subsidiary, Pacific Copper Peru SRL (a Peruvian limited liability partnership) that holds or is in the process of acquiring claims in the Medalla Milagrosa district of Peru (the "Peru Claims").  There is no assurance that commercially viable mineralized material exist on any of our mineral claims and further exploration will be required before a final evaluation as to economic feasibility is determined.  We consider the La Guanaca, El Corral/La Mofralla, and the Venapai properties in Chile to be material. We do not consider any of our other properties to be material at this time, however the Company's assessment may change if further exploration is undertaken on these properties.

Pacific Copper also held claims in Okanogan County, Washington referred to collectively as the "Mazama Claims".  On September 25, 2008, the Board of Directors approved a resolution to discontinue the exploration of the Mazama Claims in order to focus the Company's efforts and resources on the Chile Claims and the Peru Claims.  The Company has relinquished and will let lapse with the United States Bureau of Land Management the Mazama Claims, thereby relieving the Company of the cost of maintaining these claims.

Please note that the Glossary at the end of this Section contains definitions for certain geological and other specialized terms used in this section.  Where appropriate, these definitions have been incorporated in the text of this section.

PAFICIC COPPER IN SOUTH AMERICA

SOCIEDAD PACIFIC COPPER CHILE LIMITADA

On January 8, 2008, Pacific Copper acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile ("Pacific LTDA") pursuant to a share exchange agreement entered into as of April 11, 2007, as amended (the "Chile Agreement") between the Company and the former partners of Pacific LTDA.  In order to facilitate the formation of Pacific LTDA, upon execution of the Chile Agreement, the Company paid $25,000 to cover expenses relating to formation of Pacific LTDA and the consummation of the Chile Agreement.  On August 9, 2007, Harold Gardner (then a partner of Pacific LTDA) was appointed to the Company's Board of Directors, in contemplation of the closing of the Chile Agreement. On November 26, 2007, the Board of Directors of the Company approved the appointment for Mr. Gardner, Eduardo Esteffan, Andrew Brodkey, George Orr and Elden Schorn to serve as directors of Pacific LTDA.

Pursuant to the Chile Agreement the Company issued, subject to an escrow agreement, an aggregate of 6,088,452 of its common shares to the former partners of Pacific LTDA as consideration for the acquisition (the "Consideration Shares").  Mr. Gardner received, in escrow, 2,425,000 Consideration Shares.

Immediately following the closing of the Chile Agreement, Pacific LTDA became a 99%-owned subsidiary of the Company.   Mr. Esteffan retained a 1% partnership interest in Pacific LTDA (the "Retained Interest") in order to comply with Chilean law requiring that a limited liability partnership have at least two members.  The number of Consideration Shares Mr. Esteffan was originally scheduled to receive under the Chile Agreement (2,425,000 Shares) was reduced by 61,548 shares in order to avoid compensating him for the Retained Interest.  The Retained Interest is subject to an option agreement between the Company and Mr. Esteffan that entitles the Company to purchase the Retained Interest in exchange for the issuance of 61,548 common shares of the Company at any time in the future.

Pacific LTDA holds title to, certain mineral claims located in the Carrizal, Cerro Blanco and Carrera Pinto mining districts in Chile (the "Chile Claims").  The Consideration Shares were exempt from registration under the Securities Act of 1933, as amended, were restricted upon issuance, and were issued in escrow subject to a "Closing Agreement" between the Company, Pacific LTDA, and the former partners of Pacific LTDA.  Under the terms of the Closing Agreement Pacific LTDA was required to obtain title and all licensing and regulatory approval necessary for the transfer of the Chile Claims.

The Consideration Shares were issued in escrow subject to a closing and escrow agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the "Closing Agreement").  Pursuant to the terms of the Closing Agreement, the former partners of Pacific LTDA must satisfy the following post closing items:

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

(c)  The execution, publication and registration in law of the public deed to be entered between Pacific Copper and Pacific LTDA modifying Pacific LTDA's Bylaws and Articles of Incorporation to reflect the retention of the 1% partnership interest held by Mr. Eduardo Esteffan Marco must be completed.

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

The Consideration Shares were exempt from registration under the Securities Act of 1933, as amended, and were restricted upon issuance. As of the date of this report, the Chile Consideration Shares remain in escrow.  However, Pacific LTDA holds tile to the mining concession listed below in the Table entitled "Pacific LTD Concessions"

CHILEAN OXIDE/LEACHABLE COPPER PROJECTS

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

El Corral/La Mofralla Chile Copper Oxide Properties

In July and October of 2008, the Company, through Pacific LTDA, entered into Letters of Intent to acquire the interests of Gareste, Ltda., a private Chilean entity which is owned, in part, by a Director of the Company, in the El Corral/La Mofralla copper properties, which are adjacent to one another, in Atacama Region III, Chile.  These properties consist of approximately 3,900 hectares of exploration concessions, are road accessible and located roughly 60 kilometers south of the city of Copiapo.  The Corral property was acquired for 2 million shares of the Company's common stock and a 2% net smelter return ("NSR") royalty interest.  One half of such royalty can be repurchased for the sum of $2 million at any time prior to the commencement of production.  Mofralla was purchased for 1 million shares of the Company's common stock.  The Company and the seller are proceeding to negotiate and execute a definitive purchase agreement and the seller has transferred title to the Mofralla and El Corral properties to Pacific LTDA in anticipation of closing the transaction.

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

Venado/Venapai Copper Oxide Property

In July of 2008, the Company, through Pacific LTDA, entered into a Letter of Intent to acquire the interests of Gareste, Ltda., a private Chilean entity which is owned, in part, by a Director of the Company, in the Venado copper property in Atacama Region III, Chile, also referred to as the Venapai property.  This property consists of approximately 5,000 hectares of exploration concessions, is road accessible, and located roughly 45 kilometers northeast of the city of Copiapo.  The Venado property was acquired for 4 million shares of the Company's common stock and a 2% net smelter return ("NSR") royalty interest, one half of which can be repurchased for the sum of $3 million at any time prior to the commencement of production.  The Company and Gareste, Ltda are proceeding to negotiate and execute a definitive purchase agreement and Gareste, Ltda has transferred title to the Venado property to Pacific LTDA in anticipation of closing the transaction.

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

CARRIZAL, CERRO BLANCO, AND CARRERA PINTO
PORPHYRY COPPER SYSTEMS IN CHILE

History

The Carrizal District, the Cerro Blanco District and the Carrera Pinto District (collectively the "Porphyry Districts") were known in Europe and the United States during the 1800's.  Chile led all countries in world copper production from 1850 - 1880, supplying as much as 40% of world demand.  Almost half of all Chilean production during this period came from the Districts.  The combined mining operations at Carrizal and Cerro Blanco provided from 10% to 15% of the world's copper during the period from 1850-1880.  These historical results are not indicative of future exploration results.

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

CARRIZAL DISTRICT

The porphyry system in the Carrizal District is approximately eight kilometers wide with two enriched copper ore zones, one on either side of a subsides area crossed by vein lodes which formed the bulk of past copper and gold production.  The eastern zone is the largest porphyry target, about twelve square kilometers, almost all of which is covered by Pacific Copper's 1,100 hectares of registered mining property. Pacific Copper will have 160 hectares of titled exploration property on the smaller western target, with additional acreage filed, upon closing of the Chile Agreement.

Carrizal is accessed using the Pan American highway south of Copaipo for about an hour, then west on improved secondary roads for an additional 30 minutes.  The mean elevation is 700 meters, and weather is temperate for year round operations.

The following tables show the mineral claims held by Pacific LTDA in the Porphyry Districts.

Pacific LTD Concessions

   CARRERA PINTO TURKEZA PROJECT

									Initial hect.
Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	N°	Mine Office	Filed	Net Hectares to P.C.
TURKEZA DOS	Carrera Pinto	Exploration	6.998.500,00	401.500,00	12/11/2006	7231	5560	Copiapo	300	300
TURKEZA TRES	Carrera Pinto	Exploration	6.997.500,00	401.500,00	12/11/2006	7232 v	5561	Copiapo	300	230
TURKEZA CUATRO	Carrera Pinto	Exploration	6.998.500,00	403.500,00	12/11/2006	7233 v	5562	Copiapo	300	220
										750

   CARRERA PINTO COBRIZO PROJECT

									Initial hect.
Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	N°	Mine Office	Filed	Net Hectares to P.C.
COBRIZO VEINTIUNO	Carrera Pinto	Exploration	6.999.500,00	408.000,00	12/21/2006	7493	5743	Copiapo	300	260
COBRIZO VEINTIDOS	Carrera Pinto	Exploration	6.999.500,00	409.500,00	12/21/2006	7494	5744	Copiapo	300	240
COBRIZO VEINTITRES	Carrera Pinto	Exploration	7.001.500,00	409.000,00	12/21/2006	7495	5745	Copiapo	200	200
COBRIZO UNO	Carrera Pinto	Exploration	7.001.500,00	410.500,00	7/21/2005	3245	2511	Copiapo	300	300
COBRIZO DOS	Carrera Pinto	Exploration	7.002.500,00	412.000,00	7/21/2005	3246VTA	2512	Copiapo	200	200
COBRIZO TRES	Carrera Pinto	Exploration	7.002.500,00	409.500,00	7/21/2005	3248	2513	Copiapo	300	300
COBRIZO CUATRO	Carrera Pinto	Exploration	7.003.500,00	409.500,00	7/21/2005	3249VTA	2514	Copiapo	300	200
COBRIZO CINCO	Carrera Pinto	Exploration							300	300
COBRIZO SEIT	Carrera Pinto	Exploration							300	0
COBRIZO SIETE	Carrera Pinto	Exploration							300	0
										2,000

   CERRO BLANCO PROJECT

									Initial hect.
Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	N°	Mine Office	Filed	Net Hectares to P.C.
DON AUGUSTO	Cerro Blanco	Exploration	6.903.500,00	385.000,00	1/5/2207	115	93	Copiapo	300	300
DON AUGUSTO UNO	Cerro Blanco	Exploration	6.902.500,00	385.000,00	1/5/2207	116	94	Copiapo	300	300
DON AUGUSTO DOS	Cerro Blanco	Exploration	6.903.000,00	383.000,00	1/5/2207	117	95	Copiapo	200	200
DON AUGUSTO TRES	Cerro Blanco	Exploration	6.900.500,00	386.250,00	1/5/2207	118	96	Copiapo	300	60
DON AUGUSTO CUATRO	Cerro Blanco	Exploration	6.900.500,00	385.250,00	1/5/2207	119	97	Copiapo	300	80
										940

   CARRIZAL ALTO PROJECT

									Initial hect.
Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	N°	Mine Office	Filed	Net Hectares to P.C.
CARRIZON UNO	Carrizal Alto	Exploration	6.892.000,00	316.000,00	1/24/2007	163	70	Freirina	200	100
CARRIZON DOS	Carrizal Alto	Exploration	6.894.000,00	315.500,00	1/24/2007	165	71	Freirina	300	250
CARRIZON TRES	Carrizal Alto	Exploration	6.894.000,00	316.500,00	1/24/2007	167	72	Freirina	300	300
CARRIZON CUATRO	Carrizal Alto	Exploration	6.897.000,00	315.700,00	1/24/2007	169	73	Freirina	300	300
CARRIZON CINCO	Carrizal Alto	Exploration	6.897.000,00	316.700,00	1/24/2007	171	74	Freirina	300	200
										1150

   CARRIZAL ALTO PROJECT

									Initial hect.
Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	N°	Mine Office	Filed	Net Hectares to P.C.
CARRIZO UNO	Carrizal Alto	Exploration	6.892.500,00	310.000,00	2/13/2007	296	131	Freirina	300	40
CARRIZO DOS	Carrizal Alto	Exploration	6.892.500,00	311.000,00	2/13/2007	298	132	Freirina	300	40
CARRIZO TRES	Carrizal Alto	Exploration	6.894.500,00	310.500,00	2/13/2007	300	133	Freirina	200	80
										160

										5,000

PACIFIC COPPER PERU SRL

On December 17, 2007, the Company completed the acquisition of Pacific Copper Peru SRL, a limited partnership organized under the laws of Peru ("Peru SRL") pursuant to a Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the "Peru Agreement").  On August 9, 2007, David Hackman, a former partner of Peru SRL, was appointed to the Company's Board of Directors in anticipation of the closing of the Peru Agreement.  On December 12, 2007, the Company's Directors passed a resolution appointing Harold Gardner, a member of the Company's Board of Directors, Manager of Peru SRL.

Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company's common stock (the "Consideration Shares"), subject to an escrow agreement, to the former partners of Peru SRL as consideration for the acquisition of Peru SRL.  Mr. Hackman was among the former partners of Peru SRL and received 2,425,000 Consideration Shares.  As a result of the closing, Peru SRL became a subsidiary of the Company.  Mr. Brodkey holds a 1% interest in Peru SRL for the benefit of the Company.  Mr. Brodkey holds this 1% interest in order to comply with the requirement under Peruvian law that limited partnerships in Peru have at least two partners.

As of the date of this report, Peru SRL has no material assets.  The Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the "Closing Agreement").  Pursuant to the terms of the Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, including the following items

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

(f)

The certificates evidencing the Peru SRL partnership interests acquired by the Company have been duly transferred and registered in Peru SRL's records, such certificates legally representing the equity interests of Peru SRL.

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

The Company through Pacific LTDA also executed a letter of intent with a single vendor to acquire its interest in the Yerbas Buenas oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III.  Chile. Yerbas Buenas is located roughly 20 km from the El Corral property.  The vendor of Yerbas Buenas is Gareste, Ltda., a Chilean entity which is owned in part by a Director of the Company.  The vendor will receive 2 million shares of the Company's common stock at closing in exchange for its interest at Yerbas Buenas, and a 2% NSR royalty, capped at $6 million, 1% of which can be repurchased for the sum of $2 million at any time prior to commercial production.  This transaction has not closed and is pending.  The Company does not consider this property to be material, however, the Company's assessment may change if further exploration is undertaken.

Pacific Copper held claims in Okanogan County, Washington  referred to collectively as the "Mazama Claims".  On September 25, 2008, the Board of Directors approved a resolution to discontinue the exploration of the Mazama Claims in order to focus the Company's efforts and resources on the Chile Claims and the Peru Claims.  The Company has relinquished and will let lapse with the United States Bureau of Land Management the Mazama Claims, thereby relieving the Company of the cost of maintaining these claims.

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

Regulatory Matters

On October 28, 2008, the Company received a cease trade order (the "CTO") from the British Columbia Securities Commission (the "BCSC"), the effect of which is limited to the Province of British Columbia.  By its terms, the CTO was issued for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101") with respect to certain material mineral projects after having made public disclosures regarding such properties.  To satisfy its obligations under British Columbia law, the Company has filed technical reports on the La Guanaca, El Corral/La Mofralla and Venapai properties in Chile under its profile on SEDAR at www.sedar.com.

Item 4.  Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

As of October 31, 2008, there are 44,561,600 shares of common stock outstanding (a "share" or "shares"), held by 627 shareholders of record.

Private Placements

Private Placements for the Fiscal Year Ended October 31, 2007

In May 2007, the Company received $795,000 in connection with subscriptions for 1,590,000 "units" at $0.50 per unit.  Each unit consists of one common share and one half a common share purchase warrant.  Each full common share purchase warrant is exercisable for one common share at $0.75 per share on or before April 30, 2009.  The Company paid an agent $43,750 and issued a warrant to purchase 87,500 common shares at $0.50 per share on or before April 30, 2009 as finder's fees.  The private placement was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to an exemption afforded by Regulation S promulgated thereunder ("Regulation S").

On April 30, 2007, the Company received $2,290,000 in connection with subscriptions for 4,580,000 "units" at a price of $0.50 per unit. Each unit entitles the holder thereof to one share of the Company's common stock and one-half of a common share purchase warrant. Each full common share purchase warrant is exercisable for one common share of Pacific Copper at a price of $0.75 per share on or before April 30, 2009. The Company paid agents $72,800 and issued warrants to purchase 145,600 common shares at $0.50 per share on or before April 30, 2009.  The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

The shares issued in April and May 2007  were subject to a lock-up agreement which provided that one-third of the shares held by a selling shareholder may be resold on the effective date of a registration statement on Form SB-2 filed with the SEC which was made effective on August 16, 2007 (the "effective date"), one-third may be re-sold 90 days from the effective date and one-third may be re-sold 180 days from the effective date.

On March 15, 2007, the Company completed a private placement of 1,000,000 restricted shares of the Company's common stock at a price of $0.10 per share with a single non-U.S. investor, for gross proceeds of $100,000. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

As of March 9, 2007 the Company completed a private placement of 1,000,000 shares of the Company's common stock at a price of $0.10 per share with a single non-U.S. investor, for gross proceeds of $100,000. These shares are subject to a lock-up agreement pursuant to which 250,000 of the shares may be resold on the effective date of a registration statement on Form SB-2 filed with the SEC  which was made effective on April 4, 2007 (the "effective date"); 250,000 shares may be re-sold following the six-month anniversary of the effective date;  250,000 shares may be re-sold following the twelve-month anniversary of the effective date; and 250,000 shares may be re-sold following the eighteen-month anniversary of the effective date. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

In January, 2007, the Company issued 660,000 common shares to a single accredited investor at a price of $0.10 per share through a private placement, for gross proceeds of $66,000. Said shares are subject to a lock-up agreement which provides that 25% could be resold on the effective date of a registration statement on Form SB-2 filed with the SEC which was made effective on February 16, 2007 (the "effective date"), 25% may be resold six months from the effective date, 25% may be resold twelve months from the effective date and 25% may be resold eighteen months from the effective date. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

Private Placements for the Fiscal Year Ended October 31, 2008

The Company, through private placements, issued 3,157,143 units at a price of $0.35 per unit. Each unit consisted of one common share and one half a common share purchase warrant.  Each full warrant is exercisable for one common share at $0.50 per share on or before April 30, 2010. The foregoing private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.   The Company accrued share issuance expense of $77,350 as a finder's fee for introduction to subscribers who purchased 3,157,143 units for a total investment of $1,105,000 in the above private placements. The Company also issued to the finder a warrant to purchase 45,000 shares at $0.50 per share on or before April 30, 2010.

The Company, through private placements, issued 325,715 and 417,857 units at a price of $0.35 per unit during the months of June and July 2008 respectively. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.50 per share for a period of 2 years from the date of issuance. The foregoing private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.  .  The Company expensed share issuance expense of $13,370 being total finder's fees. The Company also issued to the finders a warrant to purchase 13,000 shares at $0.50 per share on or before two years from date of issuance.

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

Other Sales or Issuances of Unregistered Securities

Year ended October 31, 2007

On June 1, 2007 the Company entered into an agreement with Sweetwater Capital Corporation ("Sweetwater") for a term of 24 months to provide financial public relations, business promotion, business growth and development, including consultation regarding mergers and acquisitions, and general business consultation.  The Company will pay Sweetwater $4,000.00 per month plus 1,000,000 restricted shares that will be earned in equal installments of 250,000 shares on each of December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008.  Such shares were issued in the form of one stock certificate on June 1, 2007. The consultant must return any unearned shares in the event of an early termination of the agreement.

On June 1, 2007 the Company entered into a consulting agreement with Greatrek Trust SA ("Greatrek") for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation.  The Company will pay Greatrek 1,000,000 restricted shares that will be earned in equal installments of 250,000 shares on each of December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. Such shares were issued in the form of one stock certificate on June 1, 2007.  The consultant must return any unearned shares in the event of an early termination of the agreement.

On June 1, 2007 the Company entered into a consulting agreement with Scharfe Holdings Inc. ("Scharfe") for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation.  The Company will pay Scharfe 1,000,000 restricted shares that will be earned in equal installments of 250,000 shares on each of December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008. Such shares were issued in the form of one stock certificate on June 1, 2007. The consultant must return any unearned shares in the event of an early termination of the agreement.

Each of Sweetwater, Greatrek and Scharfe are non-U.S. Persons.  Sweetwater and Scharfe are Canadian entities doing business in North America.  Greatrek is based in Liechtenstein and doing business in Europe. The shares issued under the foregoing agreements were exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder.

Year ended October 31, 2008

On December 17, 2007, Pacific Copper acquired Peru SRL pursuant to a Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the "Peru Agreement").  Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company's common stock (the "Peru Consideration Shares") to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  As a result of the acquisition, Peru SRL became a subsidiary of the Company.  The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims.  Property acquisition costs relating to the exploration properties held by Peru SRL are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the mining concessions held by Peru SRL.  The Company does not consider such concessions to be material assets at this time, but our assessment may change after further work is done on the properties.

On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the "Chile Agreement"), as amended, between the Company and the former partners of Pacific LTDA.  Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the "Chile Consideration Shares") to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Company expensed $3,074,576, relating to the issue of 6,088,452 common shares calculated at $0.50 per common share and the allocation of minority interest for $30,750 net of capitalization for $400 for mineral property claims.  Property acquisition costs relating to the exploration properties held by Pacific LTDA are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the mining concessions held by Pacific LTDA.

Trading of the Company's Common Stock

Our common stock began trading on the NASD operated OTC Bulletin Board® (the "OTC") under the symbol "PPFP" on July 27, 2007.  The OTC does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System.  The high and low sales prices of our common stock during the fiscal year ended October 31, 2008 are as follows:

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

Stock Option Plan

On August 8, 2006, we adopted the 2006 Stock Option Plan (the "Plan") under which our officers, directors, consultants, advisors and employees may receive stock options.  The aggregate number of shares of common stock originally authorized under the plan was 5,000,000.  Since adoption of the Plan an additional 600,000 shares were authorized for issuance pursuant to the Plan's "evergreen share reserve increase" provision.  The purpose of the Plan is to assist us in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors, and employees of Pacific Copper who contribute to our success, and to achieve long-term objectives that will inure to the benefit of all shareholders through the additional incentive inherent in the ownership of our common stock.  Options granted under the plan will be either "incentive stock options", intended to qualify as such under the provisions of section 422 of the Internal Revenue Code of 1986, as from time to time amended (the "Code") or "unqualified stock options".  For the purposes of the Plan, the term "subsidiary" shall mean "Subsidiary Corporation," as such term is defined in section 424(f) of the Code, and "affiliate" shall have the meaning set forth in Rule 12b-2 of the Exchange Act. The Plan is administered by the Board of Directors.

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

Item 6.   Management's Discussion and Analysis

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

As described in greater detail below, the Company's major endeavor over the twelve-month period ended October 31, 2008 has been its effort to raise additional capital to pursue further acquisitions and carry out exploration activities on its mineral claims.

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

Revenues

No revenue was generated by the Company's operations during the twelve month period ended October 31, 2008 and October 31, 2007.

Net Loss

The Company's expenses are reflected in the Statements of Operation under the category of Expenses to meet the criteria of United States generally accepted accounting principles ("GAAP").

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the twelve-month period ended October 31, 2008 is general and administrative expense of $2,966,670, as compared with $1,388,014 for the twelve month period ended October 31, 2007.  General and administrative expense represents approximately 28.2% of the total operating expense for the twelve-month period ended October 31, 2008 and approximately 46.4% of the total operating expense for the twelve month period ended October 31, 2007.  The increase in expenses in 2008 is mainly due to n on-cash compensation expense relating to the issue of options and warrants for $915,953 in 2008 (2007: $315,667), non-cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $916,666 in 2008 (2007: $437,501) and reserve against receivables for $222,000 in 2008 (2007: $Nil).

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

Liquidity and Capital Resources

The following table summarizes the company's cash flows and cash in hand for the twelve month period:

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

Contractual Obligations and Commercial Commitments

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company ("Sweetwater") for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company will pay Sweetwater $4,000 per month plus 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008.  The said 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007.  The consultant must return any unearned shares upon early termination of the agreement.  Either the consultant or the Company may terminate the agreement with or without cause upon sixty (60) days written notice to the other provided that the Company may not give notice of cancellation before January 1, 2007.

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 with David Hackman, a director of the Company, on behalf of a corporation to be formed in Peru which, prior to closing, would then own certain mineral claims located in Peru.  On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL, pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007.  The 4,850,000 shares of the Company's common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.  See PAFICIC COPPER IN SOUTH AMERICA - PACIFIC COPPER PERU SRL.

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, would then own certain mineral claims located in Chile.  On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 between the Company and the former partners of Pacific LTDA.  The 6,088,452 shares of the Company's common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.  See PAFICIC COPPER IN SOUTH AMERICA -   SOCIEDAD PACIFIC COPPER CHILE LIMITADA.

On August 9, 2007 the Company and Andrew A. Brodkey executed an employment agreement pursuant to which the Company retained Mr. Brodkey as President and Chief Executive Officer.  The Employment Agreement has a two-year term that commenced on August 1, 2007 and will continue until August 1, 2009 unless terminated earlier pursuant to the terms of the Employment Agreement.  Mr. Brodkey's base salary is $132,000 per year.  Upon certain events of termination Mr. Brodkey would be entitled to a maximum of one year's salary as a severance payment.  Under the employment agreement, Mr. Brodkey is permitted to pursue other business opportunities.

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company's maximum obligation under the lease guarantee, as of October 31, 2008, would be $238,834 in the event of a lease default with full acceleration of rent. Kriyah's Manager, Andrew A. Brodkey, is also the President and CEO of the Company.

On September 1, 2007, the Company entered into a Payroll Service Agreement with Kriyah Consultants LLC ("Kriyah") to administer payroll and health insurance benefits to Andrew A. Brodkey, President and CEO of the Company, as contemplated in his Employment Agreement with the Company dated August 1, 2007 ("Employment Agreement").  The Company shall reimburse Kriyah monthly for all direct costs for wages, covered by the Employment Agreement and health benefits provided by Kriyah and invoiced to the Company for Mr. Brodkey.

On August 16, 2007, the Company entered into an agreement with Hydro Geophysics Inc. ("HGI").  Pursuant to this agreement, HGI provided certain mineral exploration, analytical and consulting services to the Company, as requested from time to time, with respect t the Company's South American projects..  This contract will expire on February 16, 2009.  The Company remains obligated for the payment of an aggregate of $89,212 of unpaid invoices under this contract.

On February 12, 2008, the Company's subsidiary, Pacific LTDA, entered into an Operator Agreement (the "Chile Operator Agreement") with Gareste Limitada, a limited liability partnership organized under the laws of Chile ("Gareste").  Pursuant to the Chile Operator Agreement Gareste will prepare and submit proposed annual work programs and accompanying budgets to Pacific LTDA covering the exploration and, if warranted, development of certain mineral concessions held by Pacific LTDA.  Gareste will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs.  Gareste's overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Pacific LTDA.  The Chile Operator Agreement is terminable by either party upon 90-days' prior notice.  Harold Gardner, a member of the Company's board of directors, is a partner in Gareste.

On February 12, 2008 The Company's subsidiary, Peru SRL entered into an Operator Agreement (the "Peru Operator Agreement") with Inversiones Mineras Stiles, a limited liability partnership organized under the laws of Peru ("Stiles").  Pursuant to the Peru Operator Agreement Stiles will prepare and submit proposed annual work programs and accompanying budgets to Peru SRL covering the exploration and, if warranted, development of certain mineral concessions held by Peru SRL.  Stiles will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs.  Stiles' overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Peru SRL.

On February 28, 2008 the Company entered into an agreement with Michael A. McClave ('Consultant').  Pursuant to this agreement, Consultant will provide certain mineral exploration, geological and consulting services to the Company, as requested from time to time.  Pacific Copper  will be invoiced on a monthly basis for services rendered on the projects.  Either party can terminate this agreement by giving 30 days notice with or without cause.

On May 15, 2008, the Company entered into a consulting and professional services agreement with Jehcorp Inc. ('Consultant').  Pursuant to this agreement, Consultant agrees to provide and perform for the benefit of the Company certain expert technical consulting services, specifically including, but not limited to, the preparation of a Canadian National Instrument NI-43-101 Technical Report for various properties owned or controlled by the Company and its subsidiaries in Peru and Chile.  The Company will be invoiced on a monthly basis for services rendered and the Consultant was advanced $5,000.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations."  This Statement replaces SFAS No. 141, Business Combinations .  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 141(R).

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 160.

In March 2008, the FASB issued SFAS No. 161, " Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133 " ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the results of operations or financial position of the Company.

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

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

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

Inherent in small business is the pervasive problem of segregation of duties.  Given that the Company has a small accounting department, segregation of duties cannot be completely accomplished at this stage in the corporate lifecycle.  Management has added compensating controls to effectively reduce and minimize the risk of a material misstatement in the Company's annual or interim financial statements.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of October 31, 2008.

Auditor's Attestation

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Audit Committee

As of October 31, 2008, the Audit Committee is comprised of three directors and one officer:  Donald Padgett (resigned subsequent to the year end on November 20, 2008), Elden Schorn, George Orr and Rakesh Malhotra, the Company's Chief Financial Officer.  There have been three Audit Committee meetings held in the fiscal year ended October 31, 2008 and a fourth held subsequent to the year end related to this report.

On May 4, 2009, the Audit Committee, consisting of two directors and the Company's Chief Financial Officer, reviewed the financial statements of the Company included with this report on Form 10-K (Amendment No. 1) for the year ended October 31, 2008 and recommended to the board of directors that such financial statements be adopted and included in this report.

Item 8B.   Other Information

None.

Part III

Item 9.   Directors and Executive Officers of the Registrant

The following is a list of the Company's Directors.  Each Director will serve until the next meeting of shareholders or until replaced.

Andrew Brodkey	Director, Chairman of the Board

William Timmins	Director

M. Elden Schorn	Director

Harold Gardner	Director

David Hackman	Director

George Orr	Director

Effective November 20, 2008, Donald G. Padgett resigned as a Director of the Company. There were no disagreement between the Company and Mr. Padgett.

The following is a list of the Company's Senior Management:

Andrew Brodkey	Chief Executive Officer and President
Jodi Henderson	Secretary
Rakesh Malhotra	Chief Financial Officer

Pacific Copper has  an Audit Committee that is appointed by the Board of Directors.  There is no formal charter for the Audit Committee.  The Audit Committee reviews our quarterly and annual financial statements and meets with our independent auditors at least annually to review financial results for the year, as reported in Pacific Copper's financial statements.  The Audit Committee also recommends to the board the independent auditors to be retained; reviews the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore; assists and interacts with the independent auditors in order that they may carry out their duties in the most efficient and cost effective manner; and reviews and approves all professional services provided to the Company by the independent auditors and considers the possible effect of such services on the independence of the auditors.  The Audit Committee will make such examinations, as are necessary to monitor the corporate financial reporting and the external audits of the Company and its subsidiaries, to provide to the board of directors the results of its examinations and recommendations derived their work to outline to the board improvements made, or to be made, in internal accounting controls, to nominate independent auditors, and to provide to the board such additional information and materials as it may deem necessary to make the board aware of significant financial matters that require board attention.  In addition, the Audit Committee will undertake those specific duties and responsibilities as the board of directors from time to time prescribe.

The Audit Committee is comprised of two directors and the Company's Chief Financial Officer.  The members are Elden Schorn, George Orr and Rakesh Malhotra.  Mr. Orr and Mr. Malhotra are both financial experts.  Mr. Schorn is an independent director.  During the fiscal year ended October 31, 2008, there were three meetings of the Audit Committee, and a fourth meeting was held subsequent to the end of the period covered by this report.

The Company has no other standing committees.  The board of directors, as a whole, undertakes compensation responsibilities and board nominating functions.

Reorganization of Directors and Officers

Effective November 20, 2008, Donald G. Padgett resigned as a Director of the Company

Andrew Brodkey , President, Chief Executive Officer, Chairman of the Board

Mr. Brodkey is a mining engineer and a lawyer. He graduated with distinction with a B.S. in Mining Engineering from the University of Arizona in 1979. Mr. Brodkey earned a law degree, cum laude, from Creighton University in 1982. He worked at the Denver, Colorado law firm of Gorsuch, Kirgis, Campbell, Walker and Grover as an associate specializing in natural resources and environmental law from 1982 until 1987. Subsequently, Mr. Brodkey joined Magma Copper Company, a NYSE-traded mining company in 1987, where he held various positions, eventually succeeding to the role of Vice President and General Counsel in 1992. Following Magma's acquisition by BHP in 1996, he remained in a senior legal position with BHP Copper Inc., and in 2000 moved to the position of Vice President, Business Development for BHP Copper. Following his departure from BHP in 2002, Mr. Brodkey held the position of Managing Director of the International Mining & Metals Group of CB Richard Ellis, Inc ("CBRE"), where he was responsible for creating and building the mining property practice of CBRE. Mr. Brodkey is 52 years old.

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

David Hackman , Director

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

George Orr , Director

Mr. Orr is a self-employed Chartered Accountant with over fifteen years of accounting and consulting experience in private and public company administration, governance, audit procedures and reporting requirements. On July 23, 2005, Mr. Orr was appointed Secretary and a director, and in November 2005, he was appointed Chief Financial Officer of Valcent Products Inc. On December 21, 2006, Mr. Orr was appointed a director, Chief Financial Officer and Secretary, until March 12, 2007, of Mega West Energy Corp. Mr. Orr holds a Bachelor of Commerce from St. Mary's University, Halifax. Mr. Orr was also the Company's Chief Financial Officer from August 29, 2006 to April 30, 2007, when he resigned and was replaced by Rakesh Malhotra. Mr. Orr is 47 years old.

Rakesh Malhotra , Chief Financial Officer

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered stock of the Company's equity securities ("Section 16 Persons), to file with the Securities and Exchange Commission (the "SEC"), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed.  Based on the Company's review of the forms it has received, on reports filed by Section 16 Persons with the SEC and on the Company's records, the Company believes that during the twelve month period ended October 31, 2008, no Section 16 reports were filed late

Item 10.   Executive Compensation

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

On August 9, 2007, the Company and Andrew A. Brodkey executed an employment agreement (the "Employment Agreement") pursuant to which the Company has retained Mr. Brodkey as President and Chief Executive Officer.

The Employment Agreement has a two-year term commencing on August 2, 2007, unless terminated earlier, pursuant to the terms of the Employment Agreement.  Mr. Brodkey's base salary is $132,000 per year.  Mr. Brodkey also received 1,700,000 stock options, the terms of which are as set forth below.  Mr. Brodkey is paid through a payroll service agreement administered by Kriyah Consultants LLC, a company engaged by the Company to provide administrative services.  Under the terms of that agreement payroll amounts and the cost of health insurance benefits are billed to the Company.  These include all amounts related to Mr. Brodkey's employment.

Long Term Incentive Plan (LTIP Awards)

The Company does not have a long term incentive plan, pursuant to which cash or non-cash compensation intended to serve as an incentive for performance (whereby performance is measured by reference to financial performance or the price of the Company's securities), was paid or distributed to any executive officers during the three most recent completed years.

Options and Stock Appreciation Rights (SARs)

Directors are not paid any fees in their capacity as directors of the Company.  The directors are entitled to participate in the Company's stock option plan.

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

* These options vest at the rate of 1/12 th per month from the date granted

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

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of October 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS					STOCK AWARDS
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Andrew Brodkey	866,660	833,340	$0.50	8/1/2012	-0-	-0-

Rakesh Malhotra	250,000	-0-	$0.50	5/14/2012	-0-	-0-
Jodi Henderson	50,000	50,000	$0.50	7/19/2012	-0-	-0-
Jodi Henderson	-0-	50,000	$0.50	3/1/2013	-0-	-0-

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
2417 - 32 nd Avenue SW
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
22604 S. 215 th Street
Queen Creek, AZ 85242

David Hackman (1)	2,425,000	5.44% of Common Shares
3430 E. Sunrise Drive, Ste 160
Tucson, AZ 85718

Eduardo Esteffan (1) (2)	2,363,452	5.30% of Common Shares
Van Buren 208
Copiapo, Chile

TOTAL	8,959,166	20.11% of Common Shares

1   These shares are held in escrows established in connection with the acquisition of subsidiaries in South America.  The shares will be released from the escrows upon satisfaction of certain post-closing items specified in the Closing and Escrow agreements governing such escrows.  For more information, please see Item 2 - Description of Property - PACIFIC COPPER IN SOUTH AMERICA - SOCIEDAD PACIFIC COPPER CHILE LIMITADA and PACIFIC COPPER PERU SRL.

2   Eduardo Esteffan is a director of Pacific Copper Chile LTDA.  In addition to his shares of Pacific Copper, Mr. Esteffan holds a 1% interest in Pacific Copper Chile LTDA as described in "PACIFIC COPPER IN SOUTH AMERICA - SOCIEDAD PACIFIC COPPER CHILE LIMITADA."

As a group management and the directors own or control 20.1% of the issued and outstanding shares of Pacific Copper.

Agosto Corporation Limited, based in St. James, Barbados, BVI, and controlled by Gordon Murphy, a resident of Barbados, BVI, owns approximately 13.57% of the outstanding shares of the Company.

Donald Stiles owns approximately 5.44% of the outstanding shares of the Company.  Mr. Stiles' shares are held in an escrow established in connection with the acquisition of the subsidiary in Peru.  The shares will be released from the escrow upon satisfaction of certain post-closing items specified in the Closing and Escrow agreement governing such escrow.  For more information, please see Item 2 - Description of Property - PACIFIC COPPER IN SOUTH AMERICA - PACIFIC COPPER PERU SRL.

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

c)	On July 20, 2007, stock options to purchase 150,000 common shares at an exercise price of $0.50 per share were issued to a director.

d)	On August 1, 2007, stock options to purchase 1,700,000 common shares at an exercise price of $0.50 per share were issued to the Company's new CEO.

e)

On August 9, 2007, stock options to purchase 650,000 common shares at an exercise price of $0.50 per share were issued to the Company's two directors (250,000 options each), and to one director (150,000 options).

f)	On March 1, 2008, stock options to purchase 50,000 common shares at an exercise price of $0.50 per share were issued to the Company's officer.

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

H)

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company ("Sweetwater") for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company expensed $48,000 for the year ended October 31, 2008 and also amortized deferred stock compensation expense for $250,000 relating to issue of 1,000,000 restricted shares of the Company's common stock that was earned during the year ended October 31, 2008.

Fiscal Year Ended October 31, 2007

A)	During the year ended October 31, 2007, the Board granted the following stock options to its directors and officers:

a)

On May 14, 2007, stock options to purchase 250,000 common shares at an exercise price of $0.50/per share were issued to five Officers/ Directors of the Company.  These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. All of the options granted were for a term of 5 years.

b)

On May 14, 2007, stock options to purchase 100,000 common shares at an exercise price of $0.50 per share were issued to two directors of the Company and a former chief financial officer of the Company.  These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested.  The options granted have a term of 5 years.

c)

On July 20, 2007, stock options to purchase 150,000 common shares at an exercise price of $0.50 per share were issued to a director. The options were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested.  The options granted have a term of 5 years.

d)

On August 1, 2007, stock options to purchase 1,700,000 common shares at an exercise price of $0.50 per share were issued to the Company's new CEO. 200,000 options vested on August 1, 2007 and the balance options vest at 66,666 options per month commencing January 1, 2008.

e)

On August 9, 2007, stock options to purchase 650,000 common shares at an exercise price of $0.50 per share were issued to the Company's two directors for 250,000 options each, and to one director for 150,000 options. These options vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

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

H)

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a       private company with a director in common with the Company ("Sweetwater") for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company expensed $20,000 for the year ended October 31, 2007 and also amortized deferred stock compensation expense for $104,167 relating to issue of 1,000,000 restricted shares of the Company's common stock that was earned during the year ended October 31, 2007.

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

In addition, the following reports are incorporated by reference:

Current Report on Form 8-K, "Item 1.01 "Entry into a Material Definitive Agreement," dated February 14, 2008;

Current Report on Form 8-K: "Item 7.01 Regulation FD Disclosure," dated July 11, 2008;

Current Report on Form 8-K: "Item 7.01 Regulation FD Disclosure," dated August 1, 2008;

Current Report on Form 8-K: "Item 7.01 Regulation FD Disclosure," dated September 26, 2008

Current Report on Form 8-K: "Item 8.01 Other Events," dated October 30, 2008; and

Current Report on Form 8-K: "Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers", dated November 24, 2008.

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

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include preparation of federal and state income tax returns.

All Other Fees.  Consists of fees for product and services other than the services reported above.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 2009.

SIGNATURE	TITLE	DATE

"Andrew Brodkey"	Director, President and CEO	May 4, 2009
Andrew Brodkey

"M. Elden Schorn"
M. Elden Schorn	Director	May 4, 2009

"George Orr"
George Orr	Director	May 4, 2009

"Harold Gardner"
Harold Gardner	Director	May 4, 2009

"David Hackman"
David Hackman	Director	May 4, 2009

"Rakesh Malhotra"
Rakesh Malhotra	Chief Financial Officer	May 4, 2009

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2008 AND 2007

(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at October 31, 2008 and October 31, 2007	F-2

Consolidated Statements of Operations for the years ended October 31, 2008 and October 31, 2007 and the period from inception (May 18, 1999) to October 31, 2008	F-3

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended October 31, 2008 and October 31, 2007 and the period from inception (May 18, 1999) to October 31, 2008	F-44

Consolidated Statements of Cash Flows for the years ended October 31, 2008 and October 31, 2007 and the period from inception (May 18, 1999) to October 31, 2008	F-5

Notes to Financial Statements	F-6 to F-37

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pacific Copper Corp.

(An Exploration Stage Mining Company)

We have audited the accompanying consolidated balance sheets of Pacific Copper Corp. (an Exploration Stage Mining Company) as at October 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the years ended October 31, 2008 and 2007 and for the period from inception (May 18, 1999) to October 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal controls over financial reporting. Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is an exploration stage mining company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"SCHWARTZ LEVITSKY FELDMAN LLP"
Chartered Accountants
Licensed Public Accountants

Toronto, Ontario, Canada
January 21, 2009, except for note 18
which is as of May 4, 2009

1167 Caledonia Road Toronto, Ontario M6A 2X1 Tel: 416 785 5353 Fax: 416 785 5663

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Balance Sheets as at
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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Operations
Years Ended October 31, 2008 and 2007 and the Period from Inception (May 18, 1999) to October 31, 2008
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception $	2008 $	2007 $
Operating Expenses

General and administration (note 17)	4,419,346	2,966,670	1,388,014
Project expenses (note 16)	4,199,456	2,000,180	1,606,564
Mining claims acquisition cost expense (note 8)	5,523,871	5,523,871	-
Amortization	42,658	41,949	709

Total Operating Expenses	14,185,331	10,532,670	2,995,287

Loss from Operations	(14,185,331)	(10,532,670)	(2,995,287)

Other income-interest	54,508	-	54,508

Other expense-Interest	(7,473)	(7,473)	-

Other expense-Derivative	(39,375)	(39,375)	-

Loss before Income Taxes	(14,177,671)	(10,579,518)	(2,940,779)

Provision for income taxes	-	-	-

Minority Interest	356	356	-

Net Loss	(14,177,315)	(10,579,162)	(2,940,779)

Loss per share-Basic and Diluted		(0.26)	(0.12)
		=====	=====

Weighted Average Common Shares Outstanding		40,249,210	23,534,425
		========	========

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
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

On December 17, 2007, Pacific Copper completed the acquisition of  Peru SRL pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the "Peru Agreement").

Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company's common stock (the "Peru Consideration Shares") to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  As a result of the acquisition, Peru SRL became a subsidiary of the Company.  The Peru Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the "Closing Agreement").  Pursuant to the terms of the Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow.  As of the date of this report, the Peru Consideration Shares remain in escrow.

On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the "Chile Agreement"), as amended, between the Company and the former partners of Pacific LTDA.  Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the "Chile Consideration Shares") to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA. As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Chile Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the "Closing Agreement").  Pursuant to the terms of the Closing Agreement, the former partners of Pacific LTDA must satisfy certain post-closing items prior to the release of the Chile Consideration Shares from escrow.  As of the date of this report, the Chile Consideration Shares remain in escrow.

The consolidated financial statements include the accounts of Pacific Copper Corp. (the "Company") and its subsidiaries, Pacific Copper Peru SRL, a limited liability partnership (99% owned by the Company) ("Peru SRL") and Sociedad Pacific Copper Chile Limitada, a limited liability partnership (99% owned by the Company) ("Pacific LTDA").  All material inter-company accounts and transactions have been eliminated.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

2.	Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. The Company has a need for equity capital and financing for working capital and exploration of its properties. Because of continuing operating losses, negative working capital and cash outflows from operations, the Company's continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. The Company's future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for reserves. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if the Company will attain profitable levels of operation. Management's plans to mitigate these conditions are described below.

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

The Company accounts for asset retirement obligations in accordance with Financial Accounting Standards Board ("FASB") Statement No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), which requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which a company incurs the obligation.
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

Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (FAS No. 107), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, secured convertible debentures, and derivative financial instruments.

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of FASB Statement No.123, Accounting for Stock-Based Compensation. The Company had adopted the provisions of SFAS 123 (R) on November 1, 2005. All awards granted to employees and non-employees after October 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

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

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

o)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations .

This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 141(R).

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

o)	Recent Accounting Pronouncements-Cont'd

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 160.

In March 2008, the FASB issued SFAS No. 161, " Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133 " ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the results of operations or financial position of the Company.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

o)	Recent Accounting Pronouncements-Cont'd

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

4.     Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	October 31, 2008		October 31, 2007
	Cost $	Accumulated Depreciation $	Cost $	Accumulated Depreciation $

Office, furniture and fixtures	386	132	386	58
Computer equipment	6,529	1,790	2,644	521
Operating Equipment	191,185	40,735	35,885	130

	198,100	42,657	38,915	709

Net carrying amount		$155,443		$38,206
Amortization expense		$41,949		$709

5 .	Issuance of Common Shares

2007

Three months ended January 31, 2007

During the three months ended January 31, 2007, the Company issued 660,000 common shares through private placements for gross proceeds of $66,000.

Three months ended April 30, 2007

The Company issued 2,000,000 common shares through a private placement for gross proceeds of $200,000.  The private placement was undertaken entirely outside the United States pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") afforded by Regulation S promulgated under the Securities Act ("Regulation S").

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

5 .	Issuance of Common Shares-Cont'd

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

The Company accrued share issuance expense of $72,800 as a finder's fee for introduction to subscribers who purchased 2,080,000 units for a total investment of $1,040,000 in the above private placements.  The Company subsequently paid this finder's fee in cash and also issued to the finder a warrant to purchase 145,600 shares at $0.50 per share on or before April 30, 2009.

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

The Company paid a cash share issuance expense of $43,750 as a finder's fee for introduction to subscribers purchasing 1,250,000 units for a total investment of $625,000 in the above private placements.  The Company also issued to the finder a warrant to purchase 87,500 shares at $0.50 per share on or before April 30, 2009.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

5 .	Issuance of Common Shares-Cont'd

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation ("Sweetwater") for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company will pay Sweetwater $4,000 per month and issued 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008.  The said 1,000,000 shares of restricted common stock of the Company were tendered in one certificate on June 1, 2007 and are deemed to be delivered as of that date.  The consultant must return any unearned shares upon early termination of the agreement.

On June 1, 2007, the Company entered into a consulting agreement with Greatrek Trust SA ("Greatrek") for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation.  The Company issued to Greatrek 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008.  The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007 and are deemed to be delivered as of that date.  The consultant must return any unearned shares upon early termination of the agreement.

On June 1, 2007, the Company entered into a consulting agreement with Scharfe Holdings Inc. ("Scharfe") for a term of fifteen months to provide advice on financial matters, business growth and development, and general business consultation.  The Company issued to Scharfe 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008.  The 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007 and are deemed to be delivered as of that date.  The consultant must return any unearned shares upon early termination of the agreement.

Three months ended October 31, 2007

The Company did not raise any capital during the three month period ended October 31, 2007.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

5 .	Issuance of Common Shares-Cont'd

2008

Three months ended January 31, 2008

On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007 (the "Peru Agreement").Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company's common stock (the "Peru Consideration Shares") to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  As a result of the acquisition, Peru SRL became a subsidiary of the Company.  The Peru Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the "Peru Closing Agreement").  Pursuant to the terms of the Peru Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow, which has not yet occurred.  The Company capitalized $200 and expensed the balance consideration of $2,424,800 relating to the issue of shares for acquisition of mineral properties of Peru SRL, calculated at $0.50 per share (note 8).  As of the date of this report, the Peru Consideration Shares remain in escrow.

On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the "Chile Agreement") between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the "Chile Consideration Shares") to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Chile Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the "Chile Closing Agreement").  Pursuant to the terms of the Chile Closing Agreement, the former partners of Pacific LTDA must satisfy certain post-closing items prior to the release of the Chile Consideration Shares from escrow, which has not yet occurred.  The Company capitalized $400 and expensed the balance consideration of $3,043,826 relating to the acquisition of mineral properties of Pacific LTDA as project expense, calculated at $0.50 per share (note 8).  As of the date of this report, the Chile Consideration Shares remain in escrow.

Three months ended April 30, 2008

The Company, through private placements, issued 3,157,143 units at a price of $0.35 per unit. Each unit consisted of one common share and one half a common share purchase warrant.  Each full warrant is exercisable for one common share at $0.50 per share on or before April 30, 2010.  The private placement was undertaken entirely outside the United States pursuant to Regulation S.  The Company accrued share issuance expense of $77,350 as a finder's fee for introduction to subscribers who purchased 3,157,143 units for a total investment of $1,105,000 in the above private placements. The Company also issued to the finder a warrant to purchase 45,000 shares at $0.50 per share on or before April 30, 2010.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

5 .	Issuance of Common Shares-Cont'd

Three months ended July 31, 2008

The Company, through private placements, issued 325,715 and 417,857 units at a price of $0.35 per unit during the months of June and July 2008 respectively. Each unit consisted of one common share and one half a common share purchase warrant. Each full warrant is exercisable for one common share at $0.50 per share for a period of 2 years from the date of issuance. The private placement was undertaken entirely outside the United States pursuant to Regulation S.  The Company expensed share issuance expense of $13,370 being total finder's fees. The Company also issued to the finders a warrant to purchase 13,000 shares at $0.50 per share on or before two years from date of issuance.

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

On August 13, 2008, the Company entered into an advisory consulting agreement with Jesup & Lamont Sec. Corp. ('Consultant').  Pursuant to this agreement, Consultant agrees to provide and perform for the benefit of the Company certain consulting services. The Company issued to the consultant a warrant to purchase 500,000 common shares at a price of $0.50 per share and exercisable for a period of 5 years. The term of this agreement is for a period of 6 months. The Company expensed the entire compensation cost for the issue of these warrants for $129,034 which vested during the year ended October 31, 2008. The fair value of the warrants was estimated on the grant date using the Black-Scholes option-pricing model.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

6.	Stock Purchase Warrants-Cont'd

	Number of Warrants Granted	Exercise Prices	Expiry Date
		$
Outstanding at October 31, 2006 and average exercise price	-	-	-

Granted in year 2007	1,000,000	0.60	8/22/2012
Granted in year 2007	3,085,000	0.75	4/30/2009
Granted in year 2007	233,100	0.50	4/30/2009
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding at October 31, 2007 and average exercise price	4,318,100	0.70
Granted in year 2008	1,623,571	0.50	4/30/2010
Granted in year 2008	175,857	0.50	6/06/2010
Granted in year 2008	208,928	0.50	7/30/2010
Granted in year 2008	253,248	0.50	9/12/2010
Granted in year 2008	500,000	0.50	9/23/2013
Granted in year 2008	35,000	0.50	10/24/2010
Outstanding at October 31, 2008 and average exercise price	7,114,704	0.62

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

On August 8, 2006, the Board of Directors approved stock option plan ("2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company.  Options may have a term of up to10 years.   The aggregate number of shares of common stock originally authorized under the plan was 5,000,000.  Since adoption of the Plan an additional 600,000 shares were authorized for issuance pursuant to the Plan's "evergreen share reserve increase" provision.

During the year ended October 31, 2007, the Board granted the following stock options :

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

The above options described in (a), (b) and (c) were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested.  Should any of the above parties leave their position or be discharged from the Company, no further vesting will take place as of the date they leave or are discharged.  All of the options granted were for a term of 5 years.

d)

On May 14, 2007, stock options to purchase 100,000 common shares at an exercise price of $0.50 per share were issued to two directors of the Company and a former chief financial officer of the Company For an aggregate of 300,000 options.  These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested.  The options granted have a term of 5 years.

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

The options referred to in f) were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested.  The options granted have a term of 5 years.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

7.	Stock based compensation-cont'd

g)

On August 1, 2007, stock options to purchase 1,700,000 common shares at an exercise price of $0.50 per share were issued to the Company's new CEO. 200,000 options vested on August 1, 2007 and the balance options vest at 66,666 options per month commencing January 1, 2008.

h)

On August 9, 2007, stock options to purchase 650,000 common shares at an exercise price of $0.50 per share were issued to the Company's two directors for 250,000 options each, and to one director for 150,000 options. These options vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

During the year ended October 31, 2008, the Board granted the following stock options :

a)

On February 20, 2008, stock options to purchase 250,000 common shares at an exercise price of $0.40 per share were issued to a consultant.  These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest immediately on date of grant.  These options were granted for a term of 2 years.

b)

In March 1, 2008, the Board granted stock options to a consultant to purchase 100,000 common shares and to another two consultants to purchase 10,000 common shares each.  The Board also granted stock options to employees of Kriyah Consultants LLC, who perform administrative and geological services for the Company in the following amounts: two persons received options to purchase 70,000 common shares each, three persons received options to purchase 50,000 common shares each and two persons received options to purchase 40,000 common shares each. The foregoing option grants totaled 490,000 options.  The exercise price for all these options was $0.50 per share.  These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest 50% at the end of year one commencing grant of options and the balance 50% at the end of year two commencing grant of the options.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

7.	Stock based compensation-cont'd

c)

On May 15, 2008, stock options to purchase 200,000 common shares at an exercise price of $0.35 per share were issued to a consultant.  These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest on the third month from the date granted. These options were granted for a term of 2 years.

d)

On September 24, 2008 stock options to purchase 50,000 common shares at an exercise price of $0.50 per share were issued to an employee of Kriyah Consultants LLC, who performs administrative and geological services for the Company. These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest 50% at the end of year one commencing grant of options and the balance 50% at the end of year two commencing grant of the options.

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

PACIFIC COPPER CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

7.	Stock based compensation-cont'd

The following table summarizes the options outstanding as at October 31, 2008:

	Option Price	Number of shares
Expiry Date	Per Share	2008	2007
February 28, 2010	0.40	250,000	-
May 15, 2010	0.35	200,000	-
May 14, 2012	0.50	1,750,000	1,750,000
July 20, 2012	0.50	250,000	250,000
August 1, 2012	0.50	1,700,000	1,700,000
August 9, 2012	0.51	650,000	650,000
March 1, 2013	0.50	380,000	-
September 24, 2013	0.50	50,000	-

		5,230,000	4,350,000
Weighted average exercise price at end of year		0.49	0.50

	Number of Shares
	2008	2007

Outstanding, beginning of year	4,350,000	-
Granted	990,000	4,350,000
Expired	-	-
Exercised	-	-
Forfeited	(110,000)	-
Cancelled	-	-
Outstanding, end of year	5,230,000	4,350,000
Exercisable, end of year	3,916,660	1,075,000

At October 31, 2008, the weighted average contractual term of the total outstanding, and the total exercisable options under the Stock Option Plan were as follows:

Weighted-Average
Remaining Contractual
Term
Total outstanding options	3.6 years
Total exercisable options	3.4 years

PACIFIC COPPER CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

8. Mining Claims

a)  On December 17, 2007, Pacific Copper acquired Peru SRL, pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the "Peru Agreement").  Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company's common stock (the "Peru Consideration Shares") to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. As a result of the acquisition, Peru SRL became a subsidiary of the Company.

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

Tonalia (subject to the completion of the formal documentation)

Don Javier (subject to the completion of formal documentation)

The Company does not consider either of the foregoing mineral claims to be material assets at this time, but this assessment may change after further work is done on the properties

b)  On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the "Chile Agreement"), as amended, between the Company and the former partners of Pacific LTDA.  Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the "Chile Consideration Shares") to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.

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

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company ("Sweetwater") for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company will pay Sweetwater $4,000 per month plus 1,000,000 restricted shares of the Company's common stock that will be earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008.  The said 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007.  The consultant must return any unearned shares upon early termination of the agreement.  Either the consultant or the Company may terminate the agreement with or without cause upon sixty (60) days written notice to the other provided that the Company may not give notice of cancellation before January 1, 2007.

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 with David Hackman, a director of the Company, on behalf of a corporation to be formed in Peru which, prior to closing, would then own certain mineral claims located in Peru.  On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL, pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007. The 4,850,000 shares of the Company's common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, would then own certain mineral claims located in Chile.  On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 between the Company and the former partners of Pacific LTDA. The 6,088,452 shares of the Company's common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.

On August 9, 2007 the Company and Andrew A. Brodkey executed an employment agreement pursuant to which the Company retained Mr. Brodkey as President and Chief Executive Officer.  The Employment Agreement has a two-year term that commenced on August 1, 2007 and will continue until August 1, 2009 unless terminated earlier pursuant to the terms of the Employment Agreement.  Mr. Brodkey's base salary is $132,000 per year.  Upon certain events of termination Mr. Brodkey would be entitled to a maximum of one year's salary as a severance payment.  Under the employment agreement, Mr. Brodkey is permitted to pursue other business opportunities.

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company's maximum obligation under the lease guarantee, as of October 31, 2008, would be $238,834 in the event of a lease default with full acceleration of rent. Kriyah's Manager, Andrew A. Brodkey, is also the President and CEO of the Company.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

9.	Commitments and Contingencies-Cont'd

On September 1, 2007, the Company entered into a Payroll Service Agreement with Kriyah Consultants LLC ("Kriyah") to administer payroll and health insurance benefits to Andrew A. Brodkey, President and CEO of the Company, as contemplated in his Employment Agreement with the Company dated August 1, 2007 ("Employment Agreement").  The Company shall reimburse Kriyah monthly for all direct costs for wages, covered by the Employment Agreement and health benefits provided by Kriyah and invoiced to the Company for Mr. Brodkey.

On August 16, 2007, the Company entered into an agreement with Hydro Geophysics Inc. ("HGI").  Pursuant to this agreement, HGI provided certain mineral exploration, analytical and consulting services to the Company, as requested from time to time, with respect t the Company's South American projects.  This contract will expire on February 16, 2009.The Company remains obligated for the payment of an aggregate of $89,212 of unpaid invoices under this contract.

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

On February 12, 2008, the Company's subsidiary, Pacific LTDA, entered into an Operator Agreement (the "Chile Operator Agreement") with Gareste Limitada, a limited liability partnership organized under the laws of Chile ("Gareste").  Pursuant to the Chile Operator Agreement Gareste will prepare and submit proposed annual work programs and accompanying budgets to Pacific LTDA covering the exploration and, if warranted, development of certain mineral concessions held by Pacific LTDA.  Gareste will provide comprehensive management services and contract for  transportation, labor, insurance and logistical services for all approved programs.  Gareste's overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Pacific LTDA.  The Chile Operator Agreement is terminable by either party upon 90-days' prior notice.  Harold Gardner, a member of the Company's board of directors, is a partner in Gareste.

On February 12, 2008 The Company's subsidiary, Peru SRL entered into an Operator Agreement (the "Peru Operator Agreement") with Inversiones Mineras Stiles, a limited liability partnership organized under the laws of Peru ("Stiles").  Pursuant to the Peru Operator Agreement Stiles will prepare and submit proposed annual work programs and accompanying budgets to Peru SRL covering the exploration and, if warranted, development of certain mineral concessions held by Peru SRL.  Stiles will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs.  Stiles' overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Peru SRL.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

9.	Commitments and Contingencies-Cont'd

On February 28, 2008 the Company entered into an agreement with Michael A. McClave ('Consultant').  Pursuant to this agreement, Consultant will provide certain mineral exploration, geological and consulting services to the Company, as requested from time to time.  Pacific Copper  will be invoiced on a monthly basis for services rendered on the projects.  Either party can terminate this agreement by giving 30 days notice with or without cause.

On May 15, 2008, the Company entered into a consulting and professional services agreement with Jehcorp Inc. ('Consultant').  Pursuant to this agreement, Consultant agrees to provide and perform for the benefit of the Company certain expert technical consulting services, specifically including, but not limited to, the preparation of a Canadian National Instrument NI-43-101 Technical Report for various properties owned or controlled by the Company and its subsidiaries in Peru and Chile.  The Company will be invoiced on a monthly basis for services rendered and the Consultant was advanced $5,000.

In July of 2008, the Company, through Pacific LTDA, entered into a Letter of Intent to acquire the interests of Gareste, Ltda., a private Chilean entity which is owned, in part, by a Director of the Company, in the Venado copper property in Atacama Region III, Chile, also referred to as the Venapai property.  This property consists of approximately 5,000 hectares of exploration concessions, is road accessible, and located roughly 45 kilometers northeast of the city of Copiapo.  The Venado property was acquired for 4 million shares of the Company's common stock and a 2% net smelter return ("NSR") royalty interest, one half of which can be repurchased for the sum of $3 million at any time prior to the commencement of production.  The Company and Gareste, Ltda are proceeding to negotiate and execute a definitive purchase agreement and Gareste, Ltda has transferred title to the Venado property to Pacific LTDA in anticipation of closing the transaction.

In July and October of 2008, the Company, through Pacific LTDA, entered into Letters of Intent to acquire the interests of Gareste, Ltda., a private Chilean entity which is owned, in part, by a Director of the Company, in the El Corral/La Mofralla copper properties, which are adjacent to one another, in Atacama Region III, Chile.  These properties consist of approximately 3,900 hectares of exploration concessions, are road accessible and located roughly 60 kilometers south of the city of Copiapo.  The Corral property was acquired for 2 million shares of the Company's common stock and a 2% net smelter return ("NSR") royalty interest.  One half of such royalty can be repurchased for the sum of $2 million at any time prior to the commencement of production.  Mofralla was purchased for 1 million shares of the Company's common stock.  The Company and the seller are proceeding to negotiate and execute a definitive purchase agreement and the seller has transferred title to the Mofralla and El Corral properties to Pacific LTDA in anticipation of closing the transaction.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

9.	Commitments and Contingencies-Cont'd

On June 10, 2008 the Company executed an agreement with Eagle Mapping Ltd. for providing services for a total consideration payable for $52,200.

On October 28, 2008, the Company received a cease trade order (the "CTO") from the British Columbia Securities Commission (the "BCSC"), the effect of which is limited to the Province of British Columbia.  By its terms, the CTO was issued for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101") with respect to certain material mineral projects after having made public disclosures regarding such properties.  To satisfy its obligations under British Columbia law, the Company has filed technical reports on the La Guanaca, El Corral/La Mofralla and Venapai properties in Chile under its profile on SEDAR at www.sedar.com.

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

c)	On July 20, 2007, stock options to purchase 150,000 common shares at an exercise price of $0.50 per share were issued to a director.
d)	On August 1, 2007, stock options to purchase 1,700,000 common shares at an exercise price of $0.50 per share were issued to the Company's new CEO.
e)

On August 9, 2007, stock options to purchase 650,000 common shares at an exercise price of $0.50 per share were issued to the Company's two directors (250,000 options each), and to one director (150,000 options).

f)	On March 1, 2008, stock options to purchase 50,000 common shares at an exercise price of $0.50 per share were issued to the Company's officer.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

10.	Related Party Transactions-Cont'd

E)	The President, CEO, Director and Chairman of the Board of Directors of the Company, was paid $137,069 by Kriyah, including benefits billed to the Company for the year ended October 31, 2008.

F)	The Secretary of the Company is an employee of Kriyah and was paid $20,523 by Kriyah, including payroll burden and benefits that was billed to the Company. for the year ended October 31, 2008.

G)	The Company expensed $21,690 for services rendered to the Company by the CFO of the Company, for the year ended October 31, 2008.

H)

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company ("Sweetwater") for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company expensed $48,000 for the year ended October 31, 2008 and also amortized deferred stock compensation expense for $250,000 relating to issue of 1,000,000 restricted shares of the Company's common stock that was earned during the year ended October 31, 2008.

2007
A)	During the year ended October 31, 2007, the Board granted the following stock options to its directors and officers:

a)	On May 14, 2007, stock options to purchase 250,000 common shares at an exercise price of $0.50/per share were issued to five Officers/ Directors of the Company.

These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. All of the options granted were for a term of 5 years.

b)

On May 14, 2007, stock options to purchase 100,000 common shares at an exercise price of $0.50 per share were issued to two directors of the Company and a former chief financial officer of the Company.  These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested.  The options granted have a term of 5 years.

c)

On July 20, 2007, stock options to purchase 150,000 common shares at an exercise price of $0.50 per share were issued to a director. The options were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested.  The options granted have a term of 5 years.

d)

On August 1, 2007, stock options to purchase 1,700,000 common shares at an exercise price of $0.50 per share were issued to the Company's new CEO. 200,000 options vested on August 1, 2007 and the balance options vest at 66,666 options per month commencing January 1, 2008.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

10.	Related Party Transactions-Cont'd

e)

On August 9, 2007, stock options to purchase 650,000 common shares at an exercise price of $0.50 per share were issued to the Company's two directors for 250,000 options each, and to one director for 150,000 options. These options vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

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

H)

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company ("Sweetwater") for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company expensed $20,000 for the year ended October 31, 2007 and also amortized deferred stock compensation expense for $104,167 relating to issue of 1,000,000 restricted shares of the Company's common stock that was earned during the year ended October 31, 2007.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

11.	Income Taxes

The Company's current and deferred income taxes are as follows:

	2008	2007

Loss before income taxes	$(10,579,162)	$(2,940,779)
Add back: Non deductible expenses	1,137,953	1,972,923
Loss for Income Tax	(9,441,209)	(967,856)
Expected income tax recovery at the statutory rates of 33.5% (2006 - 33.5%)	$(3,162,805)	$(324,231)
Valuation allowance	3,162,805	324,321

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2008	2007

Net operating loss carry forward	$3,695,093	$532,288
Valuation allowance for deferred income tax assets	(3,695,093)	(532,288)

Deferred income taxes	$-	$-

As of October 31, 2008, the Company had approximately $11,030,129 of net operating loss carry forwards which are not yet assessed by the taxation authorities, available to offset future taxable income which expire as follows:

2026	$621,064
2027	$967,856
2028	$9,441,209
Total	$11,030,129

12.       Deferred Stock Compensation

The Company issued 1,000,000 restricted common shares each to three consultants, for a total of 3,000,000 common shares valued at $1,500,000.  The Company expensed proportionate consulting expenses of $1,354,167 and the balance of $145,833 is reflected as a deferred stock compensation expense under shareholders' equity in the balance sheet.

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

On October 27, 2008, we issued a $100,000 face value, 6% convertible note, due October 31, 2010. The principal amount of the note and interest is payable on October 31, 2010. While the note is outstanding, the investor has the option to convert the principal balance and interest, into conversion units at a conversion price of $0.16 per unit. Each conversion unit is convertible into one share of common stock and one warrant to purchase one share of common stock. Further, the terms of the convertible note provide for certain redemption features. If, in the event of certain defaults on the terms of the note, certain of which are indexed to equity risks, the holder can accelerate the payment of outstanding principal and interest. The financing transaction also provided the holder with Additional Investment Rights ("AIR") to purchase up to $800,000 face value convertible notes under the same terms and conditions as the $100,000 convertible note.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

15. Convertible note financing transaction-Cont'd

The Company has evaluated the terms and conditions of the convertible note and the AIR under the guidance of SFAS No. 133 and EITF No. 00-19. The embedded conversion option, indexed to a share of stock and a warrant, does not meet the conventional convertible exemption. The warrant element of the conversion unit does not otherwise fall within the scope of the "indexed to the company's own stock" exemption provided in SFAS No. 133 and required bifurcation. Further, certain redemption features that are indexed to equity risks are not clearly and closely related to the host debt agreement. Accordingly, a compound embedded derivative was bifurcated from the contract and has been recorded as a derivative liability. Similarly, the AIR embodies similar features that did not meet equity classification and accordingly derivative liability classification of the compound feature is also reflected in liabilities.

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

Since, as discussed above, the common share element of the conversion option did not require treatment as derivative financial instruments, the Company was required to evaluate the feature as potentially embodying a beneficial conversion feature under EITF No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments . A beneficial conversion feature is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed. As a result of this evaluation under the aforementioned standards, the Company concluded that a beneficial conversion feature was present in the amount of $5,625 in the $100,000 face value convertible note.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

15. Convertible note financing transaction-Cont'd

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
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

18.  Subsequent Events

Effective November 20, 2008, Donald G. Padgett resigned as a Director of the Company. There were no disagreement between the Company and Mr. Padgett.

Subsequent to the year the company raised $100,000 by way of a promissory note to be repaid on November 28, 2009, with simple interest of 10% per annum.

Subsequent to the year, advances receivable from the related party for $175,000 was repaid. In addition, the related party repaid an additional $25,000 which had been reserved as a doubtful receivable.

Subsequent to the quarter ended January 31, 2009, on February 17, 2009, Pacific Copper issued a secured promissory note (the "War Eagle Note") to War Eagle Mining Company, Inc. a Canadian corporation ("War Eagle").  War Eagle and the Company share a common director.  The War Eagle Note has a face amount of $155,000 which includes amounts previously advanced to the Company.  Pursuant to the War Eagle Note, War Eagle agreed to make advances of credit to Kriyah for the benefit of Pacific Copper.  Kriyah performs administrative services for Pacific Copper and also shares office space with War Eagle and Pacific Copper.  Upon execution of the War Eagle Note, an initial advance of $15,000 was made to Kriyah for the benefit of the Company, with subsequent  advances of $15,000 to be made on the 1st day of the months of February, March, April, and May of 2009, and a final payment of $10,000 to be made on or before June 1, 2009.  Under the terms of the War Eagle Note, all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note covers a prior advance of $70,000 that was received by Pacific Copper on June 22, 2008.  The principal amount outstanding under the War Eagle Note (beginning with the initial advance on June 22, 2008) bears interest at 15% per annum.  The War Eagle Note is secured by a blanket security interest in all real, personnel, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company's South American oxide copper properties, as described in this report).  While War Eagle funded $30,000 on February 17, 2009 pursuant to the War Eagle Note (bringing the outstanding principal amount to $100,000), War Eagle has notified the Company that it will not fund the March, April or May advances or the $10,000 final advance contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach and has reserved all of its legal rights.

Subsequent to the quarter ended January 31, 2009, as of February 27, 2009, Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the "Gareste Agreement") with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region II, Chile: the "Venado Property" (also known as the "Venapai Property") consisting of approximately 3600 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the "El Corral Property", consisting of approximately 4000 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent "La Mofralla Property", consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed.

Under the Gareste Agreement the Company is required to issue a total of 5,000,000 shares of its common stock to Gareste, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property.  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000.  As of the date of this report, title to the properties has been transferred to Pacific LTDA and the closing is in process

On October 28, 2008, the Company received a cease trade order (the "CTO") from the British Columbia Securities Commission (the "BCSC"), the effect of which is limited to the Province of British Columbia. By its terms, the CTO was issued for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101") with respect to certain material mineral projects after having made public disclosures regarding such properties. To satisfy its obligations under British Columbia law, the Company has filed technical reports on the La Guanaca, El Corral/La Mofralla and Venapai properties in Chile under its profile on SEDAR at www.sedar.com on April 9, 2009.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2008 and 2007
(Amounts expressed in US Dollars)

19.   Geographic location of assets

Except for Cash and Cash equivalent for $80,742 and $13,931 located in USA and Canada respectively, all other assets in the financial statements are located in Chile.