Form 10-Q
period 2009-04-30
Pacific Copper Corp.
filed 2009-06-15
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

Commission file number 000-52495

PACIFIC COPPER CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0504006
(State of incorporation)	(I.R.S. Employer Identification No.)

3040 N.Campbell Ave, Suite 110, Tucson, AZ 85719
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

The number of shares of registrant’s common stock outstanding as of April 30, 2009 was 44,561,600.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
(Unaudited- Prepared by Management)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of April 30, 2009 (unaudited) and October 31, 2008 (audited)	2

Interim Consolidated Statements of Operations for the six months and three months ended April 30, 2009 and April 30, 2008 and the period from Inception (May 18, 1999) to April 30, 2009	3

Interim Consolidated Statements of Changes in Stockholders' Equity for the six months ended

April 30, 2009 and from Inception (May 18, 1999) to April 30, 2009.	4

Interim Consolidated Statements of Cash Flows for the six months ended April 30, 2009 and April 30, 2008 and from Inception (May 18, 1999) to April 30, 2009.	5

Condensed Notes to Interim Consolidated Financial Statements	6-22

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
April 30, 2009 and October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	April 30,	October 31,
	2009	2008
	(unaudited)	(audited)
	$	$
ASSETS
Current
Cash and cash equivalents	4,169	110,746
Prepaid expenses and other receivables	6,773	35,157
Advances to a related party (note12)	—	175,000
Total Current Assets	10,942	320,903
Plant and Equipment, net (note 4)	124,865	155,443
Mining claims (note 8)	600	600

Total Assets	136,407	476,946

LIABILITIES
Current
Accounts payable	368,671	297,370
Accrued liabilities	20,975	85,852
Due to related parties (note 10)	587,639	—
Derivative financial instrument (note14)	61,875	101,250
Advances from non-related parties (note13)	476,979	259,244
Advances from related party (note10)	—	70,000

Total Current Liabilities	1,516,139	813,716
Convertible note (note14)	43,252	32,708
Total Liabilities	1,559,391	846,424
Minority Interest (note 3)	54,934	54,950

Going Concern (note 2)
Commitments and Contingencies (note 9)
Related Party Transactions (note 10)

STOCKHOLDERS' DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (October 31, 2008 - nil)	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 44,561,600 issued and outstanding (October 31, 2008 - 44,561,600)	4,456	4,456
Additional Paid-in Capital	14,076,383	13,893,200
Deferred stock compensation (note 11)	(20,833)	(145,833)
Accumulated other comprehensive income	2,862	1,064
Deficit Accumulated During the Exploration Stage	(15,540,786)	(14,177,315)

Total Stockholders' Deficiency	(1,477,918)	(424,428)

Total Liabilities and Stockholders' Deficiency	136,407	476,946

See condensed notes to the unaudited interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the six months and three months ended April 30, 2009 and April 30, 2008 and the
Period from Inception (May 18, 1999) to April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	April 30,	April 30,	April 30,	April 30,
	inception	2009	2008	2009	2008

	$	$	$	$	$

Operating Expenses

General and administration (note 16)	5,075,269	655,923	1,603,939	313,380	843,551
Project expenses (note 15)	4,878,777	679,321	899,731	187,758	193,068
Mineral claims acquisition
cost expense (note 8)	5,523,871	—	5,523,871	—	—
Amortization	73,236	30,578	12,321	15,289	7,774

Total Operating Expenses	15,551,153	1,365,822	8,039,862	516,427	1,044,393

Loss from Operations	(15,551,153)	(1,365,822)	(8,039,862)	(516,427)	(1,044,393)

Other income-interest	54,508	—	—	—	—

Other expense-Interest	(44,513)	(37,040)		(17,970)	—

Other income (expense)-Derivative
Financial Instrument	—	39,375		61,875	—

Loss before Income Taxes	(15,541,158)	(1,363,487)	(8,039,862)	(472,522)	(1,044,393)

Provision for income taxes	—	—	—	—	—

Minority Interest	372	16	259	—	259

Net Loss	(15,540,786)	(1,363,471)	(8,039,603)	(472,522)	(1,044,134)

Loss per share-Basic and Diluted		(0.03)	(0.22)	(0.01)	(0.03)
Weighted Average Common Shares Outstanding		44,561,600	36,601,101	44,561,600	40,119,463

See condensed notes to the unaudited interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to April 30, 2009
(Amounts expressed in US Dollars)

						Deficit	Accumulated
						Accumulated	Other
	Common Stock		Additional	Deferred	Stock	during the	Comprehensive	Total	Comprehensive
			Paid-in	Stock	Subscription	Exploration	Income	Stockholders’	Income
	Number	Amount	Capital	Compensation	Receivable	Stage	(Loss)	Equity	(loss)
	of Shares	$	$	$	$	$	$	$	$

Common stock issued on inception	1		1					1
Common shares issued for nil consideration	7,605,932	761	(761)			—		—
Cancelled shares	(1)	—	(1)					(1)
Contributed Services			8,743					8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			—			(8,743)		(8,743
Balance, October 31, 2004	7,605,932	761	7,982	—		(8,743)		—
Contributed Services			1,178					1,178
Net Loss			—			(1,178)		(1,178
Balance October 31, 2005	7,605,932	761	9,160	—		(9,921)		—
Common shares issued for cash	4,710,000	471	470,529			—		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500					500,000
Net Loss	—	—	—			(647,453)		(647,453

Balance, October 31, 2006 (audited)	17,315,932	1,732	979,189	—		(657,374)		323,547
Common shares issued for cash	660,000	66	65,934					66,000
Common shares issued for cash	2,000,000	200	199,800					200,000
Common shares issued for cash	4,520,000	452	2,259,548					2,260,000
Stock subscription received			30,000					30,000
Stock Issuance cost			(72,800)					(72,800)
Common shares issued for stock subscriptions received	60,000	6	(6)					—
Common shares issued for cash	1,590,000	159	794,841					795,000
Common shares issued for services	3,000,000	300	1,499,700	(1,062,499)				437,501
Stock based compensation			294,574					294,574
Compensation expense on issue of warrants			21,093					21,093
Stock Issuance cost			(43,750)					(43,750)
Net Loss	—	—	—			(2,940,779)		(2,940,779
Balance October 31, 2007 (audited)	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)		1,370,386
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225
Common shares issued for cash (net)	3,157,143	316	1,027,334		(175,000)			852,650
Common shares issued for cash (net)	743,572	75	246,805					246,880
Stock subscription received					175,000			175,000
Common shares issued for cash (net) Stock based compensation	576,501	57	201,228 679,971	—		—		201,285 679,971
Compensation expense on issue of warrants	—	—	235,982	—		—		235,982
Amortization of deferred stock compensation				916,666				916,666
Beneficial conversion feature of the convertible note financing transaction	—	—	5,625	—		—		5,625
Foreign currency translation							1,064	1,064	1,064
Net Loss for the year ended October 31, 2008	—	—	—	—		(10,579,162)		(10,579,162)	(10,579,162)
Balance October 31, 2008 (audited)	44,561,600	4,456	13,893,200	(145,833)	0	(14,177,315)	1,064	(424,428)	(10,578,098)
Stock based compensation			129,709					129,709

Compensation expense on issue of warrants			53,474					53,474

Amortization of deferred stock compensation				125,000				125,000
Foreign currency translation							1,798	1,798	1,798

Net Loss for the period ended April 30, 2009						(1,363,471)		(1,363,471)	(1,363,471)
Balance April 30, 2009	44,561,600	4,456	14,076,383	(20,833)		(15,540,786)	2,862	(1,477,918)	(1,361,673)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the six months ended April 30, 2009 and April 30, 2008 and from inception (May 18, 1999) to April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	Cumulative
	Since	April 30,	April 30,
	Inception	2009	2008
Cash Flows from Operating Activities
Net Loss	(15,540,786)	(1,363,471)	(8,039,603)
Adjustment for:
Amortization	73,236	30,578	12,321
Stock based compensation	1,104,254	129,709	439,144
Compensation expense on issue of warrants	310,549	53,474	53,474
Expenses credited to Additional Paid-in Capital	9,921	—	—
Shares issued for mineral claims	5,969,225	—	5,469,225
Amortization of deferred stock compensation	1,479,167	125,000	525,000
Interest on loans	24,934	17,735	—
Fair value adjustment to compound derivative	—	(4,375)	—
Fair value adjustment to additional investment rights	—	(35,000)	—
Amortization of debt discount	10,752	10,544	—
Changes in non-cash working capital
Prepaid expenses	(6,773)	28,384	(81,089)
Advances to a related party	—	175,000	—
Accounts payable	368,671	71,301	(251,888)
Accrued liabilities	20,975	(64,877)	101,758
Due to related parties	587,639	587,639
Minority Interest	54,934	(16)	55,046

Net cash used in operating activities	(5,533,302)	(238,375)	(1,716,612)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	—	(158,644)
Acquisition of mineral claims	(600)	—	(600)

Net cash used in investing activities	(198,701)	—	(159,244)

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	—	852,650
Advances from non-related parties	452,045	130,000	—
Convertible notes	100,000	—	—

Net cash provided by financing activities	5,733,310	130,000	852,650

Effect of foreign currency exchange rate changes	2,862	1,798	367
Net increase (decrease) in Cash and Cash equivalents	4,169	(106,577)	(1,022,839)
Cash- beginning of period	—	110,746	1,617,344

Cash - end of period	4,169	4,169	594,505

Supplemental Cash Flow Information
Interest paid	—	—	—

Income taxes paid	—	—	—

See condensed notes to the unaudited interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2009
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

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $1,363,471 for the six month period ended April 30, 2009.  This loss includes a non-cash stock based compensation expense for $129,709 and non-cash compensation expense for issue of warrants for $ 53,474. At April 30, 2009, the Company had an accumulated deficit during the exploration stage of $15,540,786.  During the year ended October 31, 2008 the Company raised an additional capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes ( See Note 14-“Convertible Note Financing Transaction” below). The Company did not raise any share capital during the six months ended April 30, 2009. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

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
April 30, 2009
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

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	April 30, 2009		October 31, 2008

		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	386	171	386	132
Computer equipment	6,529	2,701	6,529	1,790
Operating equipment	191,185	70,363	191,185	40,735

	198,100	73,235	198,100	42,657

Net carrying amount	$124,865		$155,443

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2009
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
April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Issuance of Common Shares –Cont’d

Three months ended April 30, 2008

The Company, through private placements, issued 3,157,143 units at a price of $0.35 per unit. Each unit consisted of one common share and one half a common share purchase warrant.  Each full warrant is exercisable for one common share at $0.50 per share on or before April 30, 2010.  The private placement was exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”) pursuant to Regulation S promulgated thereunder (“Regulation S”). The Company accrued share issuance expense of $77,350 as a finder’s fee for introduction to subscribers who purchased 3,157,143 units for a total investment of $1,105,000 in the above private placements. The Company also issued to the finder a warrant to purchase 45,000 shares at $0.50 per share on or before April 30, 2010.

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

Six months ended April 30, 2009

The Company did not raise any capital during the six month period ended April 30, 2009.

6.	Stock Purchase Warrants

Year ended October 31, 2008

During the year ended October 31, 2008, on August 13, 2008, the Company entered into an advisory consulting agreement with Jesup & Lamont Sec. Corp. (the “Consultant”).  Pursuant to this agreement, the Consultant agreed to provide and perform for the benefit of the Company certain consulting services. The Company issued to the consultant a warrant to purchase 500,000 common shares at a price of $0.50 per share and exercisable for a period of five years.  The term of this agreement was for a period of 6 months.  The Company expensed the entire compensation cost for the issue of these warrants for $129,034 which vested during the year ended October 31, 2008.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option-pricing model.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Stock Purchase Warrants-Cont’d

No warrants were issued during the six month period ended April 30, 2009.

	Number of Warrants Granted	Exercise Prices	Expiry Date
		$
Outstanding at October 31, 2007 and average exercise price	4,318,100	0.70
Granted in year 2008	1,623,571	0.50	4/30/2010
Granted in year 2008	175,857	0.50	6/6/2010
Granted in year 2008	208,928	0.50	7/30/2010
Granted in year 2008	253,248	0.50	9/12/2010
Granted in year 2008	500,000	0.50	9/23/2013
Granted in year 2008	35,000	0.50	10/24/2010
Outstanding at October 31, 2008 and average exercise price	7,114,704	0.62

Granted in year 2009	—	—

Expired in year 2009	3,085,000	0.75

Expired in year 2009	233,100	0.50
Outstanding at April 30, 2009 and average exercise price	3,796,604	0.52

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company

7.	Stock Based Compensation

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
April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

During the six month period ended April 30, 2009, no options were granted.

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
April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

During the six month period ended April 30, 2009, no new stock options were issued.

For the six-month period ended April 30, 2009, the Company has recognized in its financial statements, stock-based compensation costs as per the following details.  The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

Date of grant	14-May	20-Jul	1-Aug	9-Aug	20-Feb	1-Mar	15-May	24-Sep
	2007	2007	2007	2007	2008	2008	2008	2008	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%	5.00%	5.00%	5.00%	2.95%
Volatility factor	50%	50%	50%	50%	100%	98%	86%	84%
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years	2 years	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.51	$0.40	$0.50	$0.35	$0.50
Total number of options granted	1,750,000	250,000	1,700,000	650,000	250,000	490,000	200,000	50,000	5,340,000
Total number of options forfeited/cancelled/Expired/Exercised	—	—	—	—	—	(110,000)	—	—	(110,000)
Grant date fair value	$0.24	$0.24	$0.24	$0.24	$0.22	$0.27	$0.25	$0.13
Stock-based compensation cost expensed during the six month period ended April 30, 2009	$ nil	$5,963	$96,200	$ nil	$ nil	$25,904	$ nil	$1,642	$129,709
Unexpended Stock -based compensation cost deferred over the vesting period	$ nil	$2,636	$104,218	$ nil	$ nil	$43,187	$ nil	$4,584	$154,625

As of April 30, 2009 there was $154,625 of unrecognized expenses related to non-vested stock-based compensation arrangements granted.  The stock-based compensation expense for the six month period ended April 30, 2009 was $129,709.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Mining Claims

(a)          On December 17, 2007, Pacific Copper acquired Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  The 1% minority interest was credited with $24,495.  As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims.  The Company does not consider either of the mineral claim groups acquired in the transaction (as listed below) to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to this acquisition the Company acquired interests in the following mineral claims which were capitalized at $100 each:

Tonalia (subject to the completion of the formal documentation)
Don Javier (subject to the completion of formal documentation)

(b)          On January 8, 2008, Pacific Copper acquired Pacific LTDA, a limited liability partnership organized under the laws of Chile, pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA.  Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  The 1% minority interest was credited with $30,750.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Company expensed $3,074,576, relating to the issue of 6,088,452 common shares calculated at $0.50 per common share and the allocation of minority interest for $30,750 net of capitalization for $400 for mineral property claims.  Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction (as listed below).  The Company does not consider either of the foregoing mineral claims to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Mining Claims-Cont’d

(c)           As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region III, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 3600 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the “El Corral Property”, consisting of approximately 4000 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed.

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

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company will pay Sweetwater $4,000 per month plus 1,000,000 restricted shares of the Company's common stock  earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008.  The said 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007.  The consultant must return any unearned shares upon early termination of the agreement.  Either the consultant or the Company may terminate the agreement with or without cause upon sixty (60) days written notice to the other provided that the Company may not give notice of cancellation before January 1, 2007.

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 with David Hackman, a director of the Company, on behalf of a corporation to be formed in Peru which, prior to closing, would then own certain mineral claims located in Peru.  On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL, pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007. As of the date of this report, the 4,850,000 shares of the Company’s common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, would then own certain mineral claims located in Chile.  On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 between the Company and the former partners of Pacific LTDA. As of the date of this report the 6,088,452 shares of the Company’s common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2009
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

On August 22, 2007 the Company entered into an agreement with Kriyah for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter.  Commencing in January of 2009, this amount was reduced to $2500 per month, and as of March, 2009, to $250 per month.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company’s maximum obligation under the lease guarantee, as of April 30, 2009, is $212,774 in the event of a lease default with full acceleration of rent. The lease which was executed by War Eagle Mining Corporation, a Canadian corporation which at the time of execution was related to the Company through common directors, (“War Eagle”) as Lessee, is now in default and Kriyah subsequently moved its office location. The War Eagle lease is also guaranteed by Zoro Mining Corp. (a related Company).  Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company. The potential liability as a result of this default is not determinable at this time. Expense, if any, will be recorded in the period in which any liability becomes known.

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
April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies-Cont’d

On January 24, 2008, the Company’s subsidiary Pacific LTDA entered into an exclusive exploration, mining and exploitation agreement (the "Guanaca Lease") for the La Guanaca copper oxide project located northeast of the town of Inca de Oro, Chanaral Province, Atacama Region 3, Chile. This property, which consists of approximately 300 hectares of exploration concessions, is road-accessible and was previously explored in the mid-1990's through geophysical methods, sampling and drilling by Empresa Nacional de Mineria ("ENAMI") a Chilean nationally-owned mining enterprise.  The Guanaca Lease is for a term of 5 years and is renewable automatically for additional 5-year periods.  The owners of the La Guanaca property will receive $2,000 per month in cash during the term of the agreement.

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
April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies-Cont’d

On February 28, 2008 the Company entered into an agreement with Michael A. McClave (the “Consultant”).  Pursuant to this agreement, the Consultant will provide certain mineral exploration, geological and consulting services to the Company, as requested from time to time.  Pacific Copper will be invoiced on a monthly basis for services rendered on the projects.  Either party can terminate this agreement by giving 30 days notice with or without cause.

On May 15, 2008, the Company entered into a consulting and professional services agreement with Jehcorp Inc. (the “Consultant”).  Pursuant to this agreement, the Consultant agrees to provide and perform for the benefit of the Company certain expert technical consulting services, specifically including, but not limited to, the preparation of a Canadian National Instrument43-101 Technical Report (a “NI 43-101 Report”) for various properties owned or controlled by the Company and its subsidiaries in Peru and Chile.  The Company will be invoiced on a monthly basis for services rendered and the Consultant was advanced $5,000.

The Company, through Pacific LTDA, also executed a letter of intent with Gareste to acquire its interest in the “Yerbas Buenas” oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III, Chile.  Yerbas Buenas is located roughly 20 km from the El Corral property.  The letter of intent contemplates that Gareste will receive 2 million shares of the Company at closing in exchange for its interest at Yerbas Buenas, and a 2% NSR royalty, capped at $6 million, 1% of which can be repurchased for the sum of $2 million at any time prior to commercial production As of the date of this report, the Company and Gareste have postponed performance under this letter of intent due to the current copper market conditions and general economic decline worldwide.

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

On October 28, 2008, the Company received a cease trade order (the “CTO”) from the British Columbia Securities Commission (the “BCSC”), the effect of which is limited to the Province of British Columbia. By its terms, the CTO was issued for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to its material copper oxide projects in Chile after having made public disclosures regarding such properties.  On May 8, 2009, the BCSC revoked its CTO against the Company.  In order to comply with BCSC standards, the Company obtained technical reports under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to each of the La Guanaca, El Corral and La Mofralla and Venapai properties and on May 5, 2009 amended its annual report for the fiscal year ended October 31, 2008 to indicate that it considers such properties to be material.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Related Party Transactions

Six month period ended April 30, 2009

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)
During the six month period ended April 30, 2009, the Company expensed stock based compensation for $96,200 (April 30, 2008: $475,682 to its officers and directors) relating to the vesting of the stock options issued in years 2007 and 2008 to a director.

B)
A director of the Company provided consulting geological services to the Company and a total of $39,000 (April 30, 2008: $45,000) was expensed to a private Company with that director in common.  As of April 30, 2009, $69,000 was owed to a private company.

C)
A director of the Company provided consulting services to the Company and a total of $45,000 (April 30, 2008: $45,000) was expensed to a private company with that director in common.  As of April 30, 2009, $168,349 was owed to this private company which also includes non-reimbursed expenses.

D)
The Company expensed $70,480 (April 30, 2008: $68,479) being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the President, CEO, Director and Chairman of the Board of Directors of the Company.

E)	The Secretary of the Company is an employee of Kriyah and was paid $14,325 (April 30, 2008: $9,413) by Kriyah, including payroll burden and benefits that was charged to the Company.

F)	The Company expensed $7,000 (April 30, 2008: $5,000) for services rendered to the Company by the CFO of the Company.

G)
On June 1, 2007, the Company entered into an agreement with Sweetwater for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company expensed $67,000 for the six month period ended April 30, 2009 and also amortized deferred stock compensation expense for $125,000 relating to issue of 1,000,000 restricted shares of the Company's common stock that was earned during the six month period ended April 30, 2009.

H)
The Company incurred a total of $557,986 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $350,290 was owed at April 30, 2009 with such costs recorded as project costs.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.	Deferred Stock Compensation

The Company issued 1,000,000 restricted common shares each to three consultants, for a total of 3,000,000 common shares valued at $1,500,000.  The Company has expensed proportionate consulting expenses of $1,479,167 until April 30, 2009 and the balance of $20,833 is reflected as a deferred stock compensation expense under shareholders’ equity in the balance sheet.

12.	Advances to a related party

Advances to a related party include a net receivable of $nil, after providing a reserve for doubtful receivable for $197,000, advanced interest free against a demand promissory notes to the Company related through common directors and management.  The advance was used to cover common business expenses between the two companies. The Company opted to create a reserve for $197,000 as a matter of prudence and caution due to the current unfavorable and challenging general economic conditions.

13.	Advances from non-related parties

On June 20, 2008, the Company received an advance of $246,945 from a non-related party which bears interest at an annual rate of eight percent and is due and payable within ninety days from receipt thereof.  The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party.  The Company received an additional advance of $100,000 from this party during the three month period ended January 31, 2009. The total amount due as of April 30, 2009 is $ 373,519.

On February 17, 2009, the Company issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian Corporation (“War Eagle”).  War Eagle and the Company no longer share a common director.  Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described in this report).  In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights.  The total amount due as of April 30, 2009, including interest is $103,460.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Convertible note financing transaction

Our convertible note consisted of the following as of April 30, 2009:

Amount
$100,000 face value, 6% convertible note, due October 31, 2010	$43,252

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
April 30, 2009
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

Discounts or (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to ($10,752) during the period for inception to April 30, 2009.

The derivative liabilities as of April 30, 2009 consisted of the following:

Derivative Financial Instrument	Amount
Compound Embedded Derivative	$6,875
Additional Investment Right (AIR)	55,000
$61,875

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Project expenses

During the six month period ended April 30, 2009 and April 30, 2008, the Company incurred project related expenses on the following mineral claims in Chile:

	2009	2008
Corral (Chile)	$16,369	—
Carrera Pinto (Chile)	$45,023	$322,854
Carrizal (Chile)	$82,564	$162,513
La Mofralla (Chile)	$3,937	$—
La Guanaca (Chile)	$8,406	$113,846
Cerro Blanco (Chile)	$—	$63,181
Venapai (Chile)	$286,409	$—
Yerbas Buenas (Chile)	$236,613	$—
Don Javier (Peru)	$—	$224,914
Mazama (USA)	$—	$12,423
Total	$679,321	$899,731

The above expenses include consulting, claims, equipment rentals, contract labor, field wages, drilling and other project related expenses.

16.	General and administration expenses

General and administration expense for the six month period ended April 30, 2009 and April 30, 2008 include the following:

	2009	2008
Non-cash compensation expense relating to the issue of options and warrants	$183,183	$492,618
Non-cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants	$125,000	$525,000
Legal, accounting and audit	$117,120	$127,324
Office, payroll and other general expenses	$230,620	$458,997
Total	$655,923	$1,603,939

17.	Subsequent Events

Subsequent events not already reported in these financial statements are as follows:

As of June 11, 2009 the Company, through its wholly owned subsidiary Pacific Copper Chile LTDA, entered into a mineral property acquisition agreement with Gareste Limitada pursuant to which the Company will acquire a 100% interest in the San Enrique property located in Atacama Region III, Chile (“San Enrique”) consisting of approximately 100 hectares of exploration concessions. Under the Agreement the Company is required to issue a total of 7,000,000 shares of its common stock to Gareste. In addition, the San Enrique property is subject to a 2% net smelter return royalty delivered at closing, capped at $6,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000. The closing of the purchase, sale and delivery of an undivided 100% interest in and to the mineral property interests comprising the Property,  shall occur on July 31, 2009 (the “Closing Date”), or on such earlier or later Closing Date as may be agreed to in advance by the Parties hereto. If the Closing has not occurred within 90 calendar days from the Effective Date, then this Agreement will be terminated and unenforceable unless the Parties hereto agree in writing to grant an extension of such Closing Date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE AND SIX MONTH PERIOD ENDED APRIL 30, 2009

Discussion of Operations & Financial Condition
Three and Six month Period ended April 30, 2009

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $1,363,471 during the six-month period ended April 30, 2009.  This loss includes a non-cash stock based compensation expense for $129,709 and non-cash compensation expense for issue of warrants for $ 53,474.  At April 30, 2009, the Company had an accumulated deficit during the exploration stage of $15,540,786.  During the year ended October 31, 2008 the Company raised an additional capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (note 14). The Company did not raise any share capital during the six months ended April 30, 2009. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

As of the date of the filing of this report, the Company has very little cash.  As of the six month period ended April 30, 2009, the Company’s current liabilities were $1,516,139 while current assets were $10,942.  Management has taken steps to reduce operating costs.  These steps include deferral of salaries for senior management, deferral of payments to consultants and service providers, and suspension of exploration activities.

Management anticipates that advances or other financing arrangements, similar to those provided in the past, may be arranged for through a Director of the Company. Such historical financings have generally taken the form of unsecured bank loans or lines of credit, cash advances, advances under promissory notes, and investments in Company securities or advances under convertible notes. The Company has also received advances from War Eagle Mining Company, Inc (“War Eagle”) pursuant to a secured promissory note granted on February 17, 2009 (the “War Eagle Note”).  War Eagle has notified the Company that it will not honor further funding advances under the War Eagle Note.  The Company has notified War Eagle that it considers War Eagle to have breached its obligations under the War Eagle Note.   See Note 13 of the Company’s financial statements included with this report for a further description of the War Eagle Note.

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

SELECTED INFORMATION

	Three months ended	Three months ended
	April 30, 2009	April 30, 2008

Revenues	$ Nil	$ Nil
Net Loss	$472,522	$1,044,134
Loss per share-basic and diluted	$(0.01)	$(0.03)

	Six months ended	Six months ended
	April 30, 2009	April 30, 2008

Revenues	$ Nil	$ Nil
Net Loss	$1,363,471	$8,039,603
Loss per share-basic and diluted	$(0.03)	$(0.22)

	As at	As at
	April 30, 2009	October 31, 2008

Total Assets	$136,407	$476,946
Total Liabilities	$1,559,391	$846,424
Cash dividends declared per share	Nil	Nil

The total assets as of April 30, 2009 includes cash and cash equivalents of $4,169, prepaid expenses of $6,773, capital assets of $124,865 and mining claims for $600.  The total assets as of October 31, 2008 include cash and cash equivalents of $110,746, prepaid expenses of $35,157, advance to related party for $175,000, capital assets of $155,443 and mining claims for $600.

Revenues

No revenue was generated by the Company’s operations during the three month and six month period ended April 30, 2009 and April 30, 2008.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the six month period ended April 30, 2009 is general and administrative expense of $655,923, as compared with $1,603,939 for the six month period ended April 30, 2008.  General and administrative expense represents approximately 48.02% of the total operating expense for the six month period ended April 30, 2009. This expense for the six month period ended April 30, 2009 includes professional, consulting, office and general and non cash compensation expense relating to the issue of options and warrants for $183,183 and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $125,000.

(b) Project Expense

Included in operating expenses for the six month period ended April 30, 2009 is project expenses of $679,321 as compared with $899,731 for the six month period ended April 30, 2008.  Project expense represents approximately 49.2 % of the total operating expense for the six month period ended April 30, 2009.  This expense includes consulting, claims, equipment rentals, contract labor, field wages, photography and other project related expenses incurred during the six-month period on mineral claims in Chile.

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

Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

(3)           As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region III, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 3600 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo; the “El Corral Property”, consisting of approximately 4000 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo; and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed.

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

Liquidity and Capital Resources

The following table summarizes the company’s cash flows for the six-month period:

	April 30, 2009		April 30, 2008
Cash and cash equivalents		$4,169	$594,505
Cash used in operating activities		$(238,375)	$(1,716,612)
Cash used in investing activities	$	Nil	$(159,244)
Cash provided by financing activities		$130,000	$852,650
Working capital (deficit)		$(1,505,197)	$540,560

As at April 30, 2009 the Company had a working capital deficit of $1,505,197. During the six-month period ended April 30, 2009, the Company did not spend any funds in investment activity. The Plant and Equipment as of April 30, 2009 is $124,865.

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

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of April 30, 2009 and April 30, 2008.

Contractual Obligations and Commercial Commitments

On June 1, 2007, the Company entered into an agreement with Sweetwater Capital Corporation, a private company with a director in common with the Company (“Sweetwater”) for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company will pay Sweetwater $4,000 per month plus 1,000,000 restricted shares of the Company's common stock earned in equal installments of 250,000 shares on December 1, 2007, March 1, 2008, June 1, 2008 and September 1, 2008.  The said 1,000,000 shares of restricted Common stock of the Company were tendered in one certificate on June 1, 2007.  The consultant must return any unearned shares upon early termination of the agreement.  Either the consultant or the Company may terminate the agreement with or without cause upon sixty (60) days written notice to the other provided that the Company may not give notice of cancellation before January 1, 2007.

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 with David Hackman, a director of the Company, on behalf of a corporation to be formed in Peru which, prior to closing, would then own certain mineral claims located in Peru.  On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL, pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007. As of the date of this report, the 4,850,000 shares of the Company’s common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, would then own certain mineral claims located in Chile.  On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 between the Company and the former partners of Pacific LTDA. As of the date of this report, the 6,088,452 shares of the Company’s common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.

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

On August 22, 2007 the Company entered into an agreement with Kriyah for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter.  Commencing in January of 2009, this amount was reduced to $2500 per month, and as of March, 2009, to $250 per month.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company’s maximum obligation under the lease guarantee, as of April 30, 2009, is $212,774 in the event of a lease default with full acceleration of rent. The lease which was executed by War Eagle (a related Company when the lease was executed) as Lessee, is now in default and Kriyah subsequently moved its office location. The lease is also guaranteed by Zoro Mining Corp. (a related Company).  Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company. The potential liability as a result of this default is not determinable at this time. Expense, if any, will be recorded in the period in which any liability becomes known.

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

On August 16, 2007, the Company entered into an agreement with Hydro Geophysics Inc. (“HGI”).  Pursuant to this agreement, HGI provided certain mineral exploration, analytical and consulting services to the Company, as requested from time to time, with respect t the Company’s South American projects.  This contract expired on February 16, 2009.The Company remains obligated for the payment of an aggregate of $89,212 of unpaid invoices under this contract.

On January 24, 2008, the Company’s subsidiary Pacific LTDA entered into an exclusive exploration, mining and exploitation agreement (the "Guanaca Lease") for the La Guanaca oxide copper project located northeast of the town of Inca de Oro, Chanaral Province, Atacama Region 3, Chile. This property, which consists of approximately 300 hectares of exploration concessions, is road-accessible and was previously explored in the mid-1990's through geophysical methods, sampling and drilling by Empresa Nacional de Mineria ("ENAMI") a Chilean nationally-owned mining enterprise.  The Guanaca Lease is for a term of 5 years and is renewable automatically for additional 5-year periods.  The owners of the La Guanaca property will receive US$2,000 per month in cash during the term of the agreement.

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

On May 15, 2008, the Company entered into a consulting and professional services agreement with Jehcorp Inc. (the “Consultant”).  Pursuant to this agreement, the Consultant agrees to provide and perform for the benefit of the Company certain expert technical consulting services, specifically including, but not limited to, the preparation of a Canadian National Instrument NI-43-101 Technical Report for various properties owned or controlled by the Company and its subsidiaries in Peru and Chile.  The Company will be invoiced on a monthly basis for services rendered and the Consultant was advanced $5,000.

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

On October 28, 2008, the Company received a cease trade order (the “CTO”) from the British Columbia Securities Commission (the “BCSC”), the effect of which is limited to the Province of British Columbia. By its terms, the CTO was issued for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to its material copper oxide projects in Chile after having made public disclosures regarding such properties.  On May 8, 2009, the BCSC revoked its CTO against the Company.  In order to comply with BCSC standards, the Company obtained technical reports under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to each of the La Guanaca, El Corral and La Mofralla and Venapi properties and amended its annual report for the fiscal year ended October 31, 2008 to indicate that it considers such properties to be material.

Subsequent Events

As of June 11, 2009, the Company, through its wholly owned subsidiary Pacific Copper Chile LTDA, entered into a mineral property acquisition agreement with Gareste Limitada pursuant to which the Company will acquire a 100% interest in the San Enrique property located in Atacama Region III, Chile (“San Enrique”) consisting of approximately 100 hectares of exploration concessions. Under the Agreement the Company is required to issue a total of 7,000,000 shares of its common stock to Gareste. In addition, the San Enrique property is subject to a 2% net smelter return royalty delivered at closing, capped at $6,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000. The closing of the purchase, sale and delivery of an undivided 100% interest in and to the mineral property interests comprising the Property,  shall occur on July 31, 2009 (the “Closing Date”), or on such earlier or later Closing Date as may be agreed to in advance by the Parties hereto. If the Closing has not occurred within 90 calendar days from the Effective Date, then this Agreement will be terminated and unenforceable unless the Parties hereto agree in writing to grant an extension of such Closing Date.

RISK FACTORS

1.	WE DO NOT HAVE ADEQUATE CASH ON HAND TO MEET CURRENT OBLIGATIONS

As of the date of the filing of this report, the Company has very little cash.  As of the quarter ended April 30, 2009, the Company’s current liabilities were $1,516,139while current assets were $10,942.  Management has taken steps to reduce operating costs and has obtained short-term financing, in part through the issuance of a secured promissory note in the amount of $175,000 of which $100,000 has been received, and which must be repaid with interest on June 30, 2009.There is no guarantee that additional funds will be available from this lender or from any other source. As a result of current general economic conditions, the Company’s ability to attract investment and/or obtain financing is extremely limited.  If we fail to obtain financing, the Company will be forced to cease doing business.

2.	SUBSTANTIAL PORTIONS OF OUR SOUTH AMERICAN COPPER OXIDE EXPLORATION PROPERTY ASSETS HAVE BEEN PLEDGED TO SECURE A SHORT-TERM NOTE AND COULD BE LOST IF WE CANNOT REPAY THE NOTE

On February 17, 2009, Pacific Copper issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian corporation (“War Eagle”).  The War Eagle Note has a face amount of $155,000.  All amounts advanced under the War Eagle Note are due and payable on June 30, 2009 with interest at 15% per annum.  By its terms, the War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of the Company associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described herein).  The Company has declared a breach by War Eagle under the War Eagle Note for failure by War Eagle to fully fund advances under the War Eagle Note and has denied the security interest.  While the Company believes it has a strong legal position with respect to the dispute with War Eagle, it is possible that if the Company does not repay the War Eagle Note on June 30, 2009 (the maturity date), it could lose its interest in the properties securing the War Eagle Note. (See Note 13 “Advances to non-related parties” to the financial statements).

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

DISCLOSURE AND FINANCIAL CONTROLS AND PROCEDURES

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of April 30, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

During the quarter ended April 30, 2009, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS:

The Company is not a party to any pending legal proceeding or litigation and none of the Company’s property is the subject of a pending legal proceeding.

On October 28, 2008, the Company received a cease trade order (the “CTO”) from the British Columbia Securities Commission (the “BCSC”), the effect of which is limited to the Province of British Columbia. By its terms, the CTO was issued for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to its material copper oxide projects in Chile after having made public disclosures regarding such properties.  On May 8, 2009, the BCSC revoked its CTO against the Company.  In order to comply with BCSC standards, the Company obtained technical reports under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to each of the La Guanaca, El Corral and La Mofralla and Venapi properties and amended its annual report for the fiscal year ended October 31, 2008 to indicate that it considers such properties to be material.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

                  None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5:	OTHER INFORMATION:

ITEM 6:	EXHIBITS & REPORTS ON FORM 8-K

(a)	10.1	Mineral Property, Acquisition Agreement between Gareste Limitada and Pacific Copper Chile Limitada dated as of June 11, 2009.

(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	In addition, the following reports are incorporated herein by reference:

Current report on Form 8-K, “Item 8.01-Other Events”, dated May 19, 2009.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 12, 2009	/s/	Jodi Henderson
Secretary