Form 10-Q
period 2009-07-31
Pacific Copper Corp.
filed 2009-09-21
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

Commission file number 000-52495

PACIFIC COPPER CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0504006
(State of incorporation)	(I.R.S. Employer Identification No.)

3040 N. Campbell Ave, Suite 110, Tucson, AZ 85719
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

The number of shares of registrant’s common stock outstanding as of July 31, 2009 was 46,226,600.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
(Unaudited- Prepared by Management)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of July 31, 2009 (unaudited) and October 31, 2008 (audited)	2

Interim Consolidated Statements of Operations for the nine months and three months ended July 31, 2009
and July 31, 2008 and the period from Inception (May 18, 1999) to July 31, 2009	3

Interim Consolidated Statements of Changes in Stockholders' Equity for the nine months ended
July 31, 2009 and from Inception (May 18, 1999) to July 31, 2009.	4

Interim Consolidated Statements of Cash Flows for the nine months ended July 31, 2009
and July 31, 2008 and from Inception (May 18, 1999) to July 31, 2009.	5

Condensed Notes to Interim Consolidated Financial Statements	6-24

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
July 31, 2009 and October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	July 31,	October 31,
	2009	2008
	(unaudited)	(audited)
	$	$
ASSETS
Current
Cash and cash equivalents	47,412	110,746
Prepaid expenses and other receivables	6,773	35,157
Deferred financing costs	4,601	—
Advances to a related party (note12)	—	175,000
Total Current Assets	58,786	320,903
Plant and Equipment, net (note 4)	109,576	155,443
Mining claims (note 8)	600	600
Total Assets	168,962	476,946
LIABILITIES
Current
Accounts payable	349,786	297,370
Accrued liabilities	10,975	85,852
Due to related parties (note 10)	865,671	—
Derivative financial instrument (note14)	123,750	101,250
Advances from non-related parties (note13)	510,074	259,244
Advances from related party (note10)	—	70,000

Total Current Liabilities	1,860,256	813,716
Convertible note (note14)	118,554	32,708
Total Liabilities	1,978,810	846,424
Minority Interest (note 3)	54,934	54,950

Going Concern (note 2)

Commitments and Contingencies (note 9)

Related Party Transactions (note 10)

STOCKHOLDERS' DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (October 31, 2008 - nil)	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 44,561,600 issued and
outstanding (October 31, 2008 - 44,561,600)	4,456	4,456
Additional Paid-in Capital	14,263,664	13,893,200
Deferred stock compensation (note 11)	—	(145,833)
Accumulated other comprehensive income	2,875	1,064
Deficit Accumulated During the Exploration Stage	(16,135,777)	(14,177,315)
Total Stockholders' Deficiency	(1,864,782)	(424,428)
Total Liabilities and Stockholders' Deficiency	168,962	476,946

See condensed notes to the unaudited interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the periods from Inception (May 18, 1999) to July 31, 2009 and the nine months and three months ended July 31, 2009 and July 31, 2008
 (Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	July 31,	July 31,	July 31,	July 31,
	inception	2009	2008	2009	2008
	$	$	$	$	$

Operating Expenses

General and administration (note 14)	5,384,502	965,156	2,417,357	309,233	813,418
Project expenses (note 15)	5,062,425	862,969	1,082,466	183,648	182,735
Mineral claims acquisition
cost expense (note 8)	5,523,871	—	5,523,871	—	—
Amortization	88,525	45,867	27,135	15,289	14,814

Total Operating Expenses	16,059,323	1,873,992	9,050,829	508,170	1,010,967

Loss from Operations	(16,059,323)	(1,873,992)	(9,050,829)	(508,170)	(1,010,967)

Other income-interest	54,508	—	—	—	—
Other expense-Interest	(69,459)	(61,986)	—	(24,946)	—

Other income (expense)-Derivative
Financial Instrument	(61,875)	(22,500)	—	(61,875)	—

Loss before Income Taxes	(16,136,149)	(1,958,478)	(9,050,829)	(594,991)	(1,010,967)

Provision for income taxes	—	—	—	—	—

Minority Interest	372	16	444	—	185

Net Loss	(16,135,777)	(1,958,462)	(9,050,385)	(594,991)	(1,010,782)

Loss per share-Basic and Diluted		(0.04)	(0.23)	(0.01)	(0.02)

Weighted Average Common Shares Outstanding		44,561,600	38,900,352	44,561,600	43,448,872

The accompanying condensed notes are an integral part of these unaudited interim financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to July 31, 2009
(Amounts expressed in US Dollars)

						Deficit	Accumulated
						Accumulated	Other
	Common Stock		Additional	Deferred	Stock	during the	Comprehensive	Total	Comprehensive
			Paid-in	Stock	Subscription	Exploration	Income	Stockholders’	Income
	Number	Amount	Capital	Compensation	Receivable	Stage	(Loss)	Equity	(loss)
	of Shares	$	$	$	$	$	$	$

Common stock issued on inception	1		1					1

Common shares issued for nil consideration	7,605,932	761	(761)			—		—
Cancelled shares	(1)	—	(1)					(1)
Contributed Services			8,743					8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			—			(8,743)		(8,743
Balance, October 31, 2004	7,605,932	761	7,982	—		(8,743)		—
Contributed Services			1,178					1,178
Net Loss			—			(1,178)		(1,178
Balance October 31, 2005	7,605,932	761	9,160	—		(9,921)		—
Common shares issued for cash	4,710,000	471	470,529			—		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500					500,000
Net Loss	—	—	—			(647,453)		(647,453

Balance, October 31, 2006 (audited)	17,315,932	1,732	979,189	—		(657,374)		323,547
Common shares issued for cash	660,000	66	65,934					66,000
Common shares issued for cash	2,000,000	200	199,800					200,000
Common shares issued for cash	4,520,000	452	2,259,548					2,260,000
Stock subscription received			30,000					30,000
Stock Issuance cost			(72,800)					(72,800)
Common shares issued for stock subscriptions received	60,000	6	(6)					—
Common shares issued for cash	1,590,000	159	794,841					795,000
Common shares issued for services	3,000,000	300	1,499,700	(1,062,499)				437,501
Stock based compensation			294,574					294,574

Compensation expense on issue of warrants			21,093					21,093
Stock Issuance cost			(43,750)					(43,750)
Net Loss	—	—	—			(2,940,779)		(2,940,779
Balance October 31, 2007 (audited)	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)		1,370,386
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225
Common shares issued for cash (net)	3,157,143	316	1,027,334		(175,000)			852,650
Common shares issued for cash (net)	743,572	75	246,805					246,880
Stock subscription received					175,000			175,000
Common shares issued for cash (net)	576,501	57	201,228	—		—		201,285
Stock based compensation			679,971					679,971

Compensation expense on issue of warrants	—	—	235,982	—		—		235,982,

Amortization of deferred stock compensation				916,666		—		916,666
Beneficial conversion feature of the convertible note financing transaction	—	—	5,625	—				5,625

Foreign currency translation							1,064	1,064	1,064

Net Loss for the year ended October 31, 2008	—	—	—	—		(10,579,162)		(10,579,162)	(10,579,162)
Balance October 31, 2008 (audited)	44,561,600	4,456	13,893,200	(145,833)	0	(14,177,315)	1,064	(424,428)	(10,578,098)
Stock based compensation			194,218					194,218
Compensation expense on issue of warrants			80,211					80,211
Amortization of deferred stock compensation				145,833				145,833
Beneficial conversion feature of convertible debt			49,950					49,950
Fair value of warrants issued			46,085					46,085
Foreign currency translation							1,811	1,811	1,811
Net Loss for the period ended April 30, 2009						(1,958,462)		(1,958,462)	(1,958,462)
Balance April 30, 2009	44,561,600	4,456	14,263,664	—	0	(16,135,777)	2,875	(1,864,782)	(1,956,651)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the periods from inception (May 18, 1999) to July 31, 2009 and the nine months ended July 31, 2009 and July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	Cumulative
	Since	July 31,	July 31,
	Inception	2009	2008
Cash Flows from Operating Activities
Net Loss	(16,135,777)	(1,958,462)	(9,050,385)
Adjustment for:
Amortization	88,525	45,867	27,135
Stock based compensation	1,168,763	194,218	610,118
Compensation expense on issue of warrants	337,286	80,211	80,211
Expenses credited (debited) to Additional Paid-in Capital	7,932	(1,989)	—
Shares issued for mineral claims	5,969,225	—	5,469,225
Amortization of deferred stock compensation	1,500,000	145,833	787,500
Interest on loans	43,029	35,830	—
Fair value adjustment to compound derivative	6,875	2,500	—
Fair value adjustment to additional investment rights	55,000	20,000	—
Amortization of debt discount	17,578	17,370	—

Changes in non-cash working capital
Prepaid expenses	(6,773)	28,384	11,840
Deferred financing costs	(4,601)	(4,601)	—
Advances to a related party	—	175,000	(631,131)
Accounts payable	349,786	52,416	(234,892)
Accrued liabilities	10,975	(74,877)	(21,265)
Due to related parties	865,671	865,671
Minority Interest	54,934	(16)	54,861

Net cash used in operating activities	(5,671,572)	(376,645)	(2,896,783)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	—	(159,186)
Acquisition of mineral claims	(600)	—	(600)

Net cash used in investing activities	(198,701)	—	(159,786)

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	—	1,274,530
Advances from a related party			246,945
Advances from non-related parties	467,045	145,000	70,000
Convertible notes	266,500	166,500	—

Net cash provided by financing activities	5,914,810	311,500	1,591,475

Effect of foreign currency exchange rate changes	2,875	1,811	(327)
Net increase (decrease) in Cash and Cash equivalents	47,412	(63,334)	(1,465,421)
Cash- beginning of period	—	110,746	1,617,344

Cash - end of period	47,412	47,412	151,923

Supplemental Cash Flow Information
Interest paid	—	—	—

Income taxes paid	—	—	—

See condensed notes to the unaudited interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements  have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended October 31, 2008. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at July 31, 2009 and October 31, 2008, the results of its operations for the three- and nine-month periods ended July 31, 2009 and July 31, 2008, and its cash flows for the nine-month periods ended July 31, 2009 and July 31, 2008. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended July 31, 2009 are not necessarily indicative of results to be expected for the full year.

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. The Company has a need for capital for working capital and exploration of its properties. Because of continuing operating losses, negative working capital and cash outflows from operations, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate capital and to reach profitable levels of operation. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for reserves. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if the Company will attain profitable levels of operation. Management’s plans to mitigate these conditions are described below.

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $1,958,462 for the nine month period ended July 31, 2009.  This loss includes a non-cash stock based compensation expense for $194,218 and non-cash compensation expense for issue of warrants for $ 80,211. At July 31, 2009, the Company had an accumulated deficit during the exploration stage of $16,135,777.  During the year ended October 31, 2008 the Company raised an additional capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 14-“Convertible Note Financing Transaction” below). The Company raised an additional $166,500 during the nine months ended July 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Business and Operations

The Company was incorporated on May 18, 1999 as Gate-1 Financial, Inc. under the laws of the State of Delaware.  On August 17, 2006, Gate-1 Financial, Inc. changed its name to Pacific Copper Corp.  The Company operates with the intent of exploration and, if feasible, extraction of minerals and is currently primarily engaged in copper exploration in South America.

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

On January 8, 2008, Pacific Copper acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA.  Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  The 1% minority interest was credited with $30,750.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Chile Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the “Closing Agreement”).  Pursuant to the terms of the Closing Agreement, the former partners of Pacific LTDA had to satisfy certain post-closing items prior to the release of the Chile Consideration Shares from escrow. The conditions under the Closing Agreement have been satisfied or waived, and the Chile Consideration shares have been issued to the former partners of Pacific LTDA.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	July 31, 2009		October 31, 2008

		Accumulated		Accumulated
	Cost $	Depreciation $	Cost $	Depreciation $

Office, furniture and fixtures	386	190	386	132
Computer equipment	6,529	3,157	6,529	1,790
Operating equipment	191,185	85,177	191,185	40,735

	198,100	88,524	198,100	42,657

Net carrying amount	$109,576		$155,443

5.	Issuance of Common Shares

Year ended October 31, 2008

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
July 31, 2009
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

On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Chile Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the “Chile Closing Agreement”).  Pursuant to the terms of the Chile Closing Agreement, the former partners of Pacific LTDA must satisfy certain post-closing items prior to the release of the Chile Consideration Shares from escrow, which has not yet occurred.  The Company capitalized $400 and expensed the balance consideration of $3,043,826 relating to the acquisition of mineral properties of Pacific LTDA as project expense, calculated at $0.50 per share (See Note 8 “Mining Claims”, below).  Conditions under the Closing Agreement have been satisfied or waived, and the Chile Consideration shares have been issued to the former partners of Pacific LTDA.

The Company, through private placements, issued 3,157,143 units at a price of $0.35 per unit. Each unit consisted of one common share and one half a common share purchase warrant.  Each full warrant is exercisable for one common share at $0.50 per share on or before April 30, 2010.  The private placement was exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”) pursuant to Regulation S promulgated thereunder (“Regulation S”)..  The Company accrued share issuance expense of $77,350 as a finder’s fee for introduction to subscribers who purchased 3,157,143 units for a total investment of $1,105,000 in the above private placements. The Company also issued to the finder a warrant to purchase 45,000 shares at $0.50 per share on or before April 30, 2010.

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
July 31, 2009
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

Nine months ended July 31, 2009

The Company did not issue any shares during the nine month period ended July 31, 2009.

6.	Stock Purchase Warrants

	Number of Warrants Granted	Exercise Prices	Expiry Date
		$

Outstanding at October 31, 2007 and average exercise price	4,318,100	0.70
Granted in year 2008	1,623,571	0.50	4/30/2010
Granted in year 2008	175,857	0.50	6/6/2010
Granted in year 2008	208,928	0.50	7/30/2010
Granted in year 2008	253,248	0.50	9/12/2010
Granted in year 2008	500,000	0.50	9/23/2013
Granted in year 2008	35,000	0.50	10/24/2010
Outstanding at October 31, 2008 and average exercise price	7,114,704	0.62

Granted in year 2009	1,665,000	0.25	7/27/2011

Expired in year 2009	(3,085,000)	0.75

Expired in year 2009	(233,100)	0.50
Outstanding at April 30, 2009 and average exercise price	5,461,604	0.44

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2009
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

Nine Months ended July 31, 2009

On July 27, 2009, the Company issued 12% convertible notes to multiple investors with an aggregate face value of $166,500. In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $.25 per share and exercisable for a period of 2 years. The fair value of the warrants was determined to be $86,414 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $48,074 in accordance with Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”).

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
July 31, 2009
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

During the nine month period ended July 31, 2009, no options were granted.

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
July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

For the nine-month period ended July 31, 2009, the Company has recognized in its financial statements, stock-based compensation costs as per the following details.  The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

Date of grant	14-May	20-Jul	1-Aug	9-Aug	20-Feb	1-Mar	15-May	24-Sep
	2007	2007	2007	2007	2008	2008	2008	2008	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%	5.00%	5.00%	5.00%	2.95%
Volatility factor	50%	50%	50%	50%	100%	98%	86%	84%
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years	2 years	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.51	$0.40	$0.50	$0.35	$0.50

Total number of options granted	1,750,000	250,000	1,700,000	650,000	250,000	490,000	200,000	50,000	5,340,000
Total number of options forfeited/cancelled/Expired/Exercised	—	—	—	—	—	(110,000)	—	—	(110,000)
Grant date fair value	$0.24	$0.24	$0.24	$0.24	$0.22	$0.27	$0.25	$0.13

Stock-based compensation cost expensed during the nine month period ended July 31, 2009	$ nil	$8,599	$144,300	$ nil	$ nil	$38,856	$ nil	$2,463	$194,218

Unexpended Stock -based compensation cost deferred over the vesting period	$ nil	$ nil	$56,118	$ nil	$ nil	$30,235	$ nil	$3,763	$90,116

As of July 31, 2009 there was $90,116 of unrecognized expenses related to non-vested stock-based compensation arrangements granted.  The stock-based compensation expense for the nine month period ended July 31, 2009 was $194,218.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2009
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
La Guanaca

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Mining Claims-Cont’d

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

Under the Gareste Agreement the Company is required to issue a total of 5,000,000 shares of its common stock to Gareste, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the “Gareste Oxide Shares”).  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000.  As of the date of this report, title to the properties has been transferred to Pacific LTDA but the Gareste Oxide Shares have not yet been issued to the vendor.

9.	Commitments and Contingencies

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

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, would then own certain mineral claims located in Chile.  On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 between the Company and the former partners of Pacific LTDA. As of the date of this report, conditions under the Closing Agreement for this transaction have been satisfied or waived, and the 6,088,452 shares of the Company’s common stock issued in connection with the closing of this transaction shares have been released to the former partners of Pacific LTDA.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies-Cont’d

On August 9, 2007 the Company and Andrew A. Brodkey executed an employment agreement pursuant to which the Company retained Mr. Brodkey as President and Chief Executive Officer.  The Employment Agreement had an initial two-year term that commenced on August 1, 2007 and continued through August 1, 2009.  Under the terms of the Employment Agreement, the term was automatically renewed on August 1, 2009, for another two years.  Mr. Brodkey’s base salary is $132,000 per year.  Upon certain events of termination Mr. Brodkey would be entitled to a maximum of one year’s salary as a severance payment.  Under the employment agreement, Mr. Brodkey is permitted to pursue other business opportunities.

On August 22, 2007 the Company entered into an agreement with Kriyah for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter.  Commencing in January of 2009, this amount was reduced to $2,500 per month, and as of March, 2009, to $250 per month.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company’s maximum obligation under the lease guarantee, as of July 31, 2009, is $212,774 in the event of a lease default with full acceleration of rent. The lease which was executed by War Eagle Mining Corporation, a Canadian corporation which at the time of execution was related to the Company through common directors, (“War Eagle”) as Lessee, is now in default and Kriyah subsequently moved its office location. The War Eagle lease is also guaranteed by Zoro Mining Corp. (a related Company).  Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company. The potential liability as a result of this default is not determinable at this time. Expense, if any, will be recorded in the period in which any liability becomes known.

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
July 31, 2009
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
July 31, 2009
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
July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.    Related Party Transactions

Nine month period ended July 31, 2009

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)
During the nine month period ended July 31, 2009, the Company expensed stock based compensation for $146,936 (July 31, 2008: $ 373,959 to its directors and officers) relating to the vesting of the stock options issued in years 2007 and 2008

B)
A director of the Company provided consulting geological services to the Company and a total of $61,500 (July 31, 2008: $67,500) was expensed to a private Company with that director in common. As of July 31, 2009, $91,500 was owed to this private company.

C)
A director of the Company provided consulting services to the Company and a total of $67,500 (July 31, 2008: $67,500) was expensed to a private company with that director in common.  As of July 31, 2009, $218,113 was owed to this private company which also includes non-reimbursed expenses.

D)
The Company expensed $108,484 (July 31, 2008: $102,743) being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the  President, CEO, Director and Chairman of the Board of Directors of the Company. As of July 31, 2009, $64,147 was owed which also included non-reimbursed expenses.

E)	The Secretary of the Company is an employee of Kriyah and was paid $25,137 (July 31, 2008: $14,121) by Kriyah, including payroll burden and benefits that was charged to the Company.

F)	The Company expensed $11,000 (July 31, 2008: $10,750) for services rendered to the Company by the CFO of the Company. As of July 31, 2009, $6,580 was owed to the CFO.

G)
On June 1, 2007, the Company entered into an agreement with Sweetwater for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company expensed $100,800 for the nine month period ended July 31, 2009 and also amortized deferred stock compensation expense for $145,833 relating to issue of 1,000,000 restricted shares of the Company's common stock that was earned during the nine month period ended July 31, 2009. As of July 31, 2009, $88,108 was owed to Sweetwater.

H)
The Company incurred a total of $684,752 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $397,223 was owed at July 31, 2009 with such costs recorded as project costs.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.    Deferred Stock Compensation

The Company issued 1,000,000 restricted common shares each to three consultants, for a total of 3,000,000 common shares valued at $1,500,000.  The Company has expensed the entire consulting expenses of $1,500,000 as of July 31, 2009.

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

13.     Advances from non-related parties

On June 20, 2008, the Company received an advance of $246,945 from a non-related party which bears interest at an annual rate of eight percent and is due and payable within ninety days from receipt thereof.  The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party.  The Company received an additional advance of $100,000 from this party during the three month period ended January 31, 2009 and an additional $15,000 during the three month period ended July 31, 2009. The total amount due as of July 31, 2009 is $ 396,389.

On February 17, 2009, the Company issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian Corporation (“War Eagle”).  War Eagle and the Company no longer share a common director.  Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described in this report).  In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights.  The total amount due as of July 31, 2009, including interest is $113,685.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.    Convertible note financing transaction

Our convertible note consisted of the following as of April 30, 2009:

Amount

a) $100,000 face value, 6% convertible note, due October 31, 2010	$49,745
b) $166,500 face value, 12% convertible note, due July 27, 2011	68,809
118,554

a) On October 27, 2008, the Company issued a $100,000 face value, 6% convertible note, due October 31, 2010.  The principal amount of the note and interest is payable on October 31, 2010.  While the note is outstanding, the investor has the option to convert the principal balance and interest, into conversion units at a conversion price of $0.16 per unit.  Each conversion unit is convertible into one share of common stock and one warrant to purchase one share of common stock.  Further, the terms of the convertible note provide for certain redemption features. If, in the event of certain defaults on the terms of the note, certain of which are indexed to equity risks, the holder can accelerate the payment of outstanding principal and interest.  The financing transaction also provided the holder with Additional Investment Rights (“AIR”) to purchase up to $800,000 face value convertible notes under the same terms and conditions as the $100,000 convertible note.

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
July 31, 2009
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

The derivative liabilities as of July 31, 2009 consisted of the following:

Derivative Financial Instrument	Amount
Compound Embedded Derivative	$13,750
Additional Investment Right (AIR)	110,000
$123,750

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.     Convertible note financing transaction-Cont’d

On July 27, 2009, the Company issued 12% convertible notes to multiple investors with an aggregate face value of $166,500. The principal amount of the notes and interest is payable on July 27, 2011. While the note is outstanding, the investor has the option to convert the principal balance and interest, into common stock at a fixed conversion price of $0.10. In the event of certain defaults on the terms of the note, certain of which are indexed to equity risks, the holder can accelerate the payment of outstanding principal and interest (the “Default Put”).

The Company evaluated the notes for accounting purposes under FAS No. 133 and have determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature is not required. The notes were issued with a beneficial conversion feature, having a value of approximately $49,950.

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $86,414 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $48,074 in accordance with Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”).

As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $98,024.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $333 during the period from inception to July 31, 2009. Incremental, direct financing costs of $6,615 were allocated based on the relative fair value of the financial instruments issued.

15.     Project expenses

During the nine month period ended July 31, 2009, the Company incurred project related expenses on the following mineral claims in Chile:

	2009	2008
Corral (Chile)	$16,369	—
Carrera Pinto (Chile)	$133,197	$376,414
Carrizal (Chile)	$142,047	$200,724
La Mofralla (Chile)	$6,580	—
La Guanaca (Chile)	$8,406	$123,642
Cerro Blanco (Chile)	$3,582	$70,756
Venapai (Chile)	$316,175	$33,498
Yerbas Buenas (Chile)	$236,613	—
Don Javier (Peru)	—	$240,344
Mazama (USA)	—	$14,675
Others		$22,413
Total	$862,969	$1,082,466
The above expenses include consulting, claims, equipment rentals, contract labor, field wages, drilling and other project related expenses.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

16.     General and administration expenses

General and administration expense for the nine month period ended July 31, 2009 include the following:

	2009	2008
Non-cash compensation expense relating to the issue of options and warrants	$274,429	$690,329
Non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants	$145,833	$787,500
Legal, accounting and audit	$126,890	$136,601
Office, payroll and other general expenses	$418,004	$802,927
Total	$965,156	$2,417,357

17.     Subsequent Events

The Company has reviewed its subsequent events up to September 17, 2009. Subsequent events are as follows:

As of June 11, 2009 the Company, through its wholly owned subsidiary Pacific Copper Chile LTDA had entered into a mineral property acquisition agreement with Gareste Limitada pursuant to which the Company will acquire a 100% interest in the San Enrique property located in Atacama Region III, Chile (“San Enrique”) consisting of approximately 100 hectares of exploration concessions. Under the Agreement the Company is required to issue a total of 7,000,000 shares of its common stock to Gareste. In addition, the San Enrique property is subject to a 2% net smelter return royalty delivered at closing, capped at $6,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000. The closing of the purchase, sale and delivery of an undivided 100% interest in and to the mineral property interests comprising the Property,  shall occur on July 31, 2009 (the “Closing Date”), or on such earlier or later Closing Date as may be agreed to in advance by the Parties hereto. Subsequent to the quarter, as of September 17, 2009, the parties have agreed to extend the Closing Date to October 31, 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE AND NINE MONTH PERIOD ENDED JULY 31, 2009

Discussion of Operations & Financial Condition
Three and Nine month Period ended July 31, 2009

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $1,958,462 for the nine month period ended July 31, 2009.  This loss includes a non-cash stock based compensation expense for $194,218 and non-cash compensation expense for issue of warrants for $ 80,211. At July 31, 2009, the Company had an accumulated deficit during the exploration stage of $16,135,777.  During the year ended October 31, 2008 the Company raised an additional capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 14-“Convertible Note Financing Transaction” below). The Company raised an additional $166,500 during the nine months ended July 31, 2009 from issue of convertible notes. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

As of the date of the filing of this report, the Company has very little cash.  As of the nine month period ended July 31, 2009, the Company’s current liabilities were $1,860,256 while current assets were $58,786.  Management has taken steps to reduce operating costs.  These steps include deferral of salaries for senior management, deferral of payments to consultants and service providers, and suspension of exploration activities.

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

SELECTED INFORMATION

	Three months ended	Three months ended
	July 31, 2009	July 31, 2008

Revenues	$ Nil	$ Nil
Net Loss	$594,991	$1,010,782
Loss per share-basic and diluted	$(0.01)	$(0.02)

	Nine months ended	Nine months ended
	July 31, 2009	July 31, 2008

Revenues	$ Nil	$ Nil
Net Loss	$1,958,462	$9,050,385
Loss per share-basic and diluted	$(0.04)	$(0.23)

	As at	As at
	July 31, 2009	October 31, 2008

Total Assets	$168,962	$476,946
Total Liabilities	$1,978,810	$846,424
Cash dividends declared per share	Nil	Nil

The total assets as of July 31, 2009 includes cash and cash equivalents of $47,412, prepaid expenses of $6,773, deferred financing costs for $4,601, capital assets of $109,576 and mining claims for $600.  The total assets as of October 31, 2008 include cash and cash equivalents of $110,746, prepaid expenses of $35,157, advance to related party for $175,000, capital assets of $155,443 and mining claims for $600.

Revenues

No revenue was generated by the Company’s operations during the three month and nine month period ended July 31, 2009 and July 31, 2008.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the nine month period ended July 31, 2009 is general and administrative expense of $965,156, as compared with $2,417,357 for the nine month period ended July 31, 2008.  General and administrative expense represents approximately 51.5% of the total operating expense for the nine month period ended July 31, 2009. This expense for the nine month period ended July 31, 2009 includes professional, consulting, office and general and non cash compensation expense relating to the issue of options and warrants for $274,429 and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $145,833

(b) Project Expense

Included in operating expenses for the nine month period ended July 31, 2009 is project expenses of $862,969 as compared with $1,082,466 for the nine month period ended July 31, 2008.  Project expense represents approximately 46 % of the total operating expense for the nine month period ended July 31, 2009.  This expense includes consulting, claims, equipment rentals, contract labor, field wages, photography and other project related expenses incurred during the six-month period on mineral claims in Chile.

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

Under the Gareste Agreement the Company is required to issue a total of 5,000,000 shares of its common stock to Gareste, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the “Gareste Oxide Shares”).  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000.  As of the date of this report, title to the properties has been transferred to Pacific LTDA, but the Gareste Oxide Shares have not yet been issued to the vendor.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows for the nine-month period:

	July 31, 2009		July 31, 2008
Cash and cash equivalents		$47,412	$151,923
Cash used in operating activities		$(376,645)	$(2,896,783)
Cash used in investing activities	$	Nil	$(159,786)
Cash provided by financing activities		$311,500	$1,591,475
Working capital (deficit)		$(1,801,470)	$425,262

As at July 31, 2009 the Company had a working capital deficit of $1,801,470. During the nine-month period ended July 31, 2009, the Company did not spend any funds in investment activity. The Plant and Equipment as of July 31, 2009 is $109,576

Critical Accounting Policies

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

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of July 31, 2009 and July 31, 2008.

Contractual Obligations and Commercial Commitments

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

On April 19, 2007 the Company executed an agreement dated as of April 11, 2007 with Harold Gardner, a director of the Company, on behalf of a corporation to be formed in Chile which, prior to closing, would then own certain mineral claims located in Chile.  On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 between the Company and the former partners of Pacific LTDA. As of the date of this report, the conditions under the Closing Agreement for this transaction have been satisfied or waived, and the 6,088,452 shares of the Company’s common stock issued in connection with the closing of this transaction have been released to the former partners of Pacific LTDA.

On August 9, 2007 the Company and Andrew A. Brodkey executed an employment agreement pursuant to which the Company retained Mr. Brodkey as President and Chief Executive Officer.  The Employment Agreement had an initial two-year term that commenced on August 1, 2007 and continued through August 1, 2009.  Under the terms of the Employment Agreement, the term was automatically renewed on August 1, 2009, for another two years.  Mr. Brodkey’s base salary is $132,000 per year.  Upon certain events of termination Mr. Brodkey would be entitled to a maximum of one year’s salary as a severance payment.  Under the employment agreement, Mr. Brodkey is permitted to pursue other business opportunities.

On August 22, 2007 the Company entered into an agreement with Kriyah for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter.  Commencing in January of 2009, this amount was reduced to $2,500 per month, and as of March, 2009, to $250 per month.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company’s maximum obligation under the lease guarantee, as of July 31, 2009, is $212,774 in the event of a lease default with full acceleration of rent. The lease which was executed by War Eagle Mining Corporation, a Canadian corporation which at the time of execution was related to the Company through common directors, (“War Eagle”) as Lessee, is now in default and Kriyah subsequently moved its office location. The War Eagle lease is also guaranteed by Zoro Mining Corp. (a related Company).  Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company. The potential liability as a result of this default is not determinable at this time. Expense, if any, will be recorded in the period in which any liability becomes known.

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

Subsequent Events

The Company has reviewed its subsequent events upto September 17, 2009. Subsequent events are as follows:

As of June 11, 2009  the Company, through its wholly owned subsidiary Pacific Copper Chile LTDA, had entered into a mineral property acquisition agreement with Gareste Limitada pursuant to which the Company will acquire a 100% interest in the San Enrique property located in Atacama Region III, Chile (“San Enrique”) consisting of approximately 100 hectares of exploration concessions. Under the Agreement the Company is required to issue a total of 7,000,000 shares of its common stock to Gareste. In addition, the San Enrique property is subject to a 2% net smelter return royalty delivered at closing, capped at $6,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000. The closing of the purchase, sale and delivery of an undivided 100% interest in and to the mineral property interests comprising the Property,  shall occur on July 31, 2009 (the “Closing Date”), or on such earlier or later Closing Date as may be agreed to in advance by the Parties hereto. Subsequent to the quarter, as of September 17, 2009, the parties have agreed to extend the Closing Date to October 31, 2009.

RISK FACTORS

1.	WE DO NOT HAVE ADEQUATE CASH ON HAND TO MEET CURRENT OBLIGATIONS

As of the date of the filing of this report, the Company has very little cash.  As of the quarter ended July 31, 2009, the Company’s current liabilities were $1,860,256 while current assets were $58,786.  As a result of current general economic conditions, the Company’s ability to attract investment and/or obtain financing is extremely limited.  If we fail to obtain financing, the Company will be forced to cease doing business.

2.	SUBSTANTIAL PORTIONS OF OUR SOUTH AMERICAN COPPER OXIDE EXPLORATION PROPERTY ASSETS HAVE BEEN PLEDGED TO SECURE A SHORT-TERM NOTE AND COULD BE LOST IF WE CANNOT REPAY THE NOTE

On February 17, 2009, Pacific Copper issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian corporation (“War Eagle”).  The War Eagle Note has a face amount of $155,000.  All amounts advanced under the War Eagle Note are due and payable on June 30, 2009 with interest at 15% per annum.  By its terms, the War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of the Company associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described herein).  The Company has declared a breach by War Eagle under the War Eagle Note for failure by War Eagle to fully fund advances under the War Eagle Note, and has denied the security interest.  While the Company believes it has a strong legal position with respect to the dispute with War Eagle, it is possible that since the Company has not  repaid the War Eagle Note on June 30, 2009 (the maturity date), it could lose its interest in the properties securing the War Eagle Note. (See Note 13 to the financial statements)

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

DISCLOSURE AND FINANCIAL CONTROLS AND PROCEDURES

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of July 31, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

During the quarter ended July 31, 2009, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: September 19, 2009	/s/	Jodi Henderson
Secretary