Form 10-K
period 2009-10-31
Pacific Copper Corp.
filed 2010-02-10
CIK 1387522

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______
Commission File No. 000-52495

PACIFIC COPPER CORP. (Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0504006 (I.R.S. Employer Identification No.)

3040 N. Campbell Avenue, Suite 110 Tucson, Arizona 85719 (Address of principal executive offices)

(520) 989-0221 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes ☒              No ☐

Indicate by check mark whether the registrant has submitted elecontrically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filed, unaccelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. January 25, 2010: $3,204,219 based upon a share valuation of $0.09 per share.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes☐  No☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of January 26, 2010

Common Stock, $0.0001	49,561,600

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

N/A

TABLE OF CONTENTS

ii

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

Item 1.   Description of Business and Risk Factors.

Our name is   Pacific Copper Corp. and we sometimes refer to ourselves in this Annual Report as “Pacific Copper”, the “Company” or as “we,” “our,” or “us.”  We are an exploration stage mining company.  Our objective is to explore and, if warranted, develop our mineral claims located in Chile and Peru, as more fully described herein.  Our head office is at 3040 N. Campbell Ave., Suite 110, Tucson , AZ, 85719. Our telephone number is (520) 989-0021; FAX (520) 623-3326

RISK FACTORS
RISKS RELATED TO OUR BUSINESS

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

▪      raising capital to fund our exploration and develop our properties.

Because the Company has no operating revenue, it expects to incur operating losses in future periods as it continues to spend funds to explore its properties.  Failure to raise the necessary capital to continue exploration could cause the Company to go out of business.

2.WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION

 We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our properties in South America. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. Alternatively, we may finance our business by offering an interest in any of our mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our precious metal and mineral properties. Further, if we are able to establish that development of our precious metal and mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment. We may not discover commercially exploitable quantities of precious metals or minerals on our properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we out will establish reserves. All of our mineral properties are in the exploration stage as opposed to the development stage and have no known body of economic mineralization. The known mineralization at these projects has not yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on our properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable mineral exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of minerals. Any determination that our properties contain commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

3..	SUBSTANTIAL PORTIONS OF OUR SOUTH AMERICAN COPPER OXIDE EXPLORATION PROPERTY ASSETS HAVE BEEN PLEDGED TO SECURE A SHORT-TERM NOTE AND COULD BE LOST IF WE CANNOT REPAY THE NOTE

On February 17, 2009, Pacific Copper issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian corporation (“War Eagle”).  The War Eagle Note has a face amount of $155,000.  All amounts advanced under the War Eagle Note are due and payable on June 30, 2009 with interest at 15% per annum.  By its terms, the War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of the Company associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described herein).  The Company has declared a breach by War Eagle under the War Eagle Note for failure by War Eagle to fully fund advances under the War Eagle Note, and has denied the security interest.  While the Company believes it has a strong legal position with respect to the dispute with War Eagle, it is possible that since the Company has not  repaid the War Eagle Note on June 30, 2009 (the maturity date), it could lose its interest in the properties securing the War Eagle Note. (See Note 14 to the financial statements)

4..	BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES AND CURRENT DETERIORATION IN EQUITY MARKETS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

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

None of the Company’s officers or directors works for the Company on a full-time basis.  The Company’s President and Chief Executive Officer, Andrew Brodkey, is also the president of two  other exploration stage mining companies and, by the terms of his employment agreement with the Company, is permitted to participate in other mining related businesses.  Some of our directors are officers or directors of other companies in similar exploration businesses.  Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to the Company as against their other business projects, which may be competitive.  Also, the Company has no key man life insurance policy on any of its senior management or directors.  The loss of one or more of these officers or directors could adversely affect the ability of the Company to carry on business.

6.	THE COMPANY COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

The Company could face further delays in obtaining title to properties under contract with its subsidiary in Peru, as well as delays in obtaining permits to explore on the properties covered by our claims or permits to develop the projects.  Such delays could jeopardize financing, if any is available, which could result in having to delay or abandon work on some or all of the properties.

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

8. OUR EXPLORATION ACTIVITIES ON OUR MINERAL PROPERTIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR PLANS TO DEVELOP THE PROPERTY ANDOUR INVESTMENTS IN EXPLORATION

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

•	identification of potential mineralization based on superficial analysis;

•	availability of government-granted exploration permits;

•	the quality of management and geological and technical expertise; and

•	the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract minerals, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of precious metals or minerals on our properties.

9. OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE LIMITED OPERATING HISTORY.

In considering whether to invest in our common stock since there is only limited historical financial and operating information available on which to base your evaluation of our performance.  In addition, we have only recently acquired or will acquire our primary minerals exploration prospects located in South America with limited experience in early stage exploration efforts.

10. WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $17,170,906 from inception to October 31, 2009. As of October 31, 2009, we had an accumulated deficit of $17,170,906 and incurred losses of approximately $2,993,591 during fiscal year ended October 31, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations;

11. COSTS ASSOCIATED WITH ENVIRONMENT LIABILITIES AND COMPLIANCE MAY INCREASE WITH AN INCREASE IN FUTURE SCALE AND SCOPE OF OPERATIONS

We believe that our operations currently comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

12. ANY CHANGE IN GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in South America or any other applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

13	OUR PLANNED MINERAL EXPLORATION EFFORTS ARE HIGHLY SPECULATIVE; WE HAVE NOT YET ESTABLISHED ANY PROVEN OR PROBABLE RESERVES.

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

14.	MINING OPERATIONS IN GENERAL INVOLVE A HIGH DEGREE OF RISK, WHICH WE MAY BE UNABLE, OR MAY NOT CHOOSE TO INSURE AGAINST. ..

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

15.	BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure against. At the present time, we may not have sufficient coverage to insure against these hazards.  Incurring such liabilities could result in our going out of business.

16.	GOING CONCERN QUALIFICATION

The Company has included a “going concern” qualification in the Consolidated Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate mineral resources, and ultimately develop proven and probable reserves, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the “going concern” qualification in our auditor's report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

17.	OUR BUSINESS IS AFFECTED BY CHANGES IN COMMODITY PRICES.
Our ability to develop our mineral properties and the future profitability of the Company is directly related to the market price of certain minerals, including but not limited to copper. The Company is negatively affected by the decline in commodity prices.

18.	OUR COMMON STOCK IS A PENNY STOCK.

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

19. ADDITIONAL ISSUANCES OF EQUITY SECURITIES MAY RESULT IN DILUTION OF OUR EXISTING STOCKHOLDERS.

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

20. A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Since our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Item 2.  Properties
PROPERTIES

Property Locations and Descriptions

Pacific Copper holds mineral concessions in Chile and Peru.  Pacific Copper’s subsidiary, Sociedad Pacific Copper Chile Limitada (a Chilean limited liability partnership,), holds or controls mining concessions in the Corral/Mofralla, Venapai, Guanaca, Carrizal, Cerro Blanco and Carrera Pinto mining districts of Chile and certain other areas in Atacama Region III of Chile (the “Chile Claims”).   The Company also has a subsidiary, Pacific Copper Peru SRL (a Peruvian limited liability partnership) that holds claims in the Medalla Milagrosa district of Peru (the “Peru Claims”).  There is no assurance that commercially viable mineralized material, let alone proven or probable reserves, exist on any of our mineral concessions  and further exploration will be required before a final evaluation as to economic feasibility is determined.  We consider the La Guanaca, El Corral/La Mofralla, and the Venapai properties in Chile to be material.  We do not consider any of our other properties to be material at this time; however the Company’s assessment may change if further exploration is undertaken on these properties.

Pacific Copper also held claims in Okanogan County, Washington referred to collectively as the “Mazama Claims”.  On September 25, 2008, the Board of Directors approved a resolution to discontinue the exploration of the Mazama Claims in order to focus the Company’s efforts and resources on the Chile Claims and the Peru Claims.  The Company has relinquished and  let lapse with the United States Bureau of Land Management the Mazama Claims, thereby relieving the Company of the cost of maintaining these claims.

Please note that the Glossary at the end of this Section contains definitions for certain geological and other specialized terms used in this section.  Where appropriate, these definitions have been incorporated in the text of this section.

PAFICIC COPPER IN SOUTH AMERICA

SOCIEDAD PACIFIC COPPER CHILE LIMITADA

On January 8, 2008, Pacific Copper acquired 99% of the interests of Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a share exchange agreement entered into as of April 11, 2007, as amended (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA.  In order to facilitate the formation of Pacific LTDA, upon execution of the Chile Agreement, the Company paid $25,000 to cover expenses relating to formation of Pacific LTDA and the consummation of the Chile Agreement.  On August 9, 2007, Harold Gardner (then a partner of Pacific LTDA) was appointed to the Company’s Board of Directors, in contemplation of the closing of the Chile Agreement. On November 26, 2007, the Board of Directors of the Company approved the appointment for Mr. Gardner, Eduardo Esteffan, Andrew Brodkey, George Orr and Elden Schorn to serve as directors of Pacific LTDA.
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

Through closing of the Chile Agreement, Pacific LTDA holds title to or controls certain mineral concessions  located in the Carrizal, Cerro Blanco and Carrera Pinto mining districts in Chile (the “Chile Claims”).  The Consideration Shares were exempt from registration under the Securities Act of 1933, as amended, were restricted upon issuance, and were issued in escrow subject to a “Closing Agreement” between the Company, Pacific LTDA, and the former partners of Pacific LTDA.  The conditions under the Closing Agreement have been satisfied or waived, and the Chile Consideration shares have been issued to the former partners of Pacific LTDA.

CHILEAN OXIDE/LEACHABLE COPPER PROJECTS

La Guanaca Chile Copper Oxide Property

On January 24, 2008, the Company, through its subsidiary Pacific LTDA entered into an exclusive exploration, mining and exploitation agreement (the "Guanaca Lease") for the La Guanaca oxide copper project located northeast of the town of Inca de Oro, Chanaral Province, Atacama Region 3, Chile.  This property, which consists of approximately 250  hectares of exploration concessions, is road-accessible and was previously explored in the mid-1990's through geophysical methods, sampling and drilling by Empresa Nacional de Mineria ("ENAMI") a Chilean nationally-owned mining enterprise.  The Guanaca Lease is for a term of 5 years and is renewable automatically for additional 5-year periods.  The owners of the La Guanaca propertywill receive US$2,000 per month in cash as a lease payment during the term of the agreement.

CLAIM DATA

Claim Name	Descriptions	Hectares
La Guanaca Una a Cincuenta	1 to 10	50
	11 to 20	50
	21 to 30	50
	31 to 40	50
	41 to 50	50
Total		250

El Corral/La Mofralla and Venado Chile  Oxide/Leachable Copper Properties

As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide or leachable copper properties located in Atacama Region III, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 5,000 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo; the “El Corral Property”, consisting of approximately 3,600 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously described . Under the Gareste Agreement the Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the “Gareste Oxide Shares”).  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000.

EL CORRAL / LA MOFRALLA PROPERTIES

Claims List			Pacific LTDA

NAME	PRIOR OWNER	HECTARES	STATUS OF PROPERTY
CORRAL CERO	Gareste Ltda.	300	Exploration Concession
CORRAL	Gareste Ltda.	300	Exploration Concession
CORRAL UNO	Gareste Ltda.	300	Exploration Concession
CORRAL DOS	Gareste Ltda.	300	Exploration Concession
CORRAL TRES	Gareste Ltda.	300	Exploration Concession
CORRAL CUATRO	Gareste Ltda.	300	Exploration Concession
CORRAL CINCO	Gareste Ltda.	300	Exploration Concession
CORRAL SEIS	Gareste Ltda.	300	Exploration Concession
CORRAL SIETE	Gareste Ltda.	300	Exploration Concession
CORRAL ONCE	Gareste Ltda.	300	Exploration Concession
CORRAL DOCE	Gareste Ltda.	300	Exploration Concession
CORRAL TRECE	Gareste Ltda.	300	Exploration Concession
MOFRALLA	Gareste Ltda.	250	Exploration Concession
Total Hectares		3,850

VENAPAI PROPERTY

Claims List			Pacific LTDA

NAME	PRIOR OWNER	HECTARES	STATUS OF PROPERTY
VENAPAI CERO	Gareste Ltda.	200	Exploration Concession
VENAPAI UNO	Gareste Ltda.	300	Exploration Concession
VENAPAI DOS	Gareste Ltda.	300	Exploration Concession
VENAPAI TRES	Gareste Ltda.	300	Exploration Concession
VENAPAI CUATRO	Gareste Ltda.	300	Exploration Concession
VENAPAI CINCO	Gareste Ltda.	300	Exploration Concession
VENAPAI SEIS	Gareste Ltda.	300	Exploration Concession
VENAPAI SIETE	Gareste Ltda.	300	Exploration Concession
VENAPAI OCHO	Gareste Ltda.	300	Exploration Concession
VENAPAI NUEVE	Gareste Ltda.	300	Exploration Concession
VENAPAI DIEZ	Gareste Ltda.	300	Exploration Concession
VENAPAI ONCE	Gareste Ltda.	300	Exploration Concession
VENAPAI DOCE	Gareste Ltda.	300	Exploration Concession
VENAPAI TRECE	Gareste Ltda.	300	Exploration Concession
VENAPAI CATORCE	Gareste Ltda.	300	Exploration Concession
VENAPAI QUINCE	Gareste Ltda.	300	Exploration Concession
VENAPAI DIECISEIS	Gareste Ltda.	300	Exploration Concession
Total hectares		5,000

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

To the knowledge of the Company, no serious exploration effort has been made during the last 100 years in the Districts to locate any of the mineralizing porphyry systems.  Currently, there is a renewed interest in the Carrera Pinto area, with several major mining companies having obtained land positions and planning drilling operations. In total, the Company holds 5,000 hectares of exploration concessions in these districts.

CARRERA PINTO DISTRICT

The Carrera Pinto District is located 60 kilometers northeast of Copiapo and is reached on paved roads using the highway to Inca del Oro.  Travel time is less than an hour.  Pacific Copper has three porphyry targets in a group of properties totaling approximately 2,750 hectares of constituted exploration concessions , with additional filings pending with respect to 1,100 additional hectares.  The properties are located in the plain and along the fringes of a collapsed caldera system of approximately 20 kilometers in diameter.  The hills forming the caldera walls are crossed with numerous veins and mantos containing copper with some silver.

Turkesa properties

The Turkesa properties cover over 700 hectares, with an additional 500 contiguous hectares covered by a filing, covering a porphyry target and crossing mantos.  Land to the north is controlled by Teck Cominco Limited and the Dulcinea mine, with workings more than 6,000 feet deep.  Additional lands will  be claimed to the east as it becomes available.  The crossing manto system feeds the Dulcinea complex, and a series of former mines to the north.  A porphyry system is believed to be covered in large part by the Turkesa claims.

Cobrizo Properties

The Cobrizo properties cover 2,000 hectares of registered exploration concessions  with additional amounts filed totaling an additional 600 hectares.  Portions of this property were also drilled by CORFO Ltd., which identified a porphyritic system.  Pacific Copper believes that it has covered a substantial portion of this system, as well as a small portion of an adjacent system which it shares with Phelps Dodge Mining Co., BHP Billiton, and Minera Carola.

A total of three porphyry systems, and a few crossing manto systems, comprise the targets at Carerra Pinto.

CODELCO, the Chilean state copper company, is also very active in the area, drilling a large plain 30 kilometers north of Carrera Pinto.

CERRO BLANCO DISTRICT

The porphyry system at Cerro Blanco is believed to be approximately eight square kilometers in area, of which Pacific Copper  is estimated to control roughly 70%.  This system mineralizes both the high grade lode veins of the historic district to the south, as well as the Corral chalcosite-silver veins to the north.  Chalcosite is a copper mineral containing two atoms of copper for each atom of sulfide.  The property consists of 940 hectares of registered exploration concessions, with an additional 200 hectares filed for registration.

Cerro Blanco is located approximately 90 kilometers south of Copiapo and is accessed using a paved road for half of the distance and an improved gravel road for the balance.  Mean elevation of the porphyritic system is approximately 1,900 meters and weather conditions are appropriate for year round operations.

CARRIZAL DISTRICT

The porphyry system in the Carrizal District is approximately eight kilometers wide with two enriched copper ore zones, one on either side of a subsides area crossed by vein lodes which formed the bulk of past copper and gold production.  The eastern zone is the largest porphyry target, about twelve square kilometers, almost all of which is covered by Pacific Copper’s 1,100 hectares of registered mining property. Pacific Copper will have 160 hectares of titled exploration concessions  on the smaller western target, with applications for additional acreage pending.

Carrizal is accessed using the Pan American highway south of Copaipo for about an hour, then west on improved secondary roads for an additional 30 minutes.  The mean elevation is 700 meters, and weather is temperate for year round operations.

The following tables show the mineral concessions  held by Pacific LTDA in the Porphyry Districts.

Pacific LTD Concessions

   CARRERA PINTO TURKEZA PROJECT

Property Name	Location	Property Type	UTM North	UTM East	Registration	Title		Nº	Mine Office	Initial hect. Filed	Net Hectares to P.C.
TURKEZA DOS	Carrera Pinto	Exploration	6.998.500,00	401.500,00	12/11/2006	7231		5560	Copiapo	300	300
TURKEZA TRES	Carrera Pinto	Exploration	6.997.500,00	401.500,00	12/11/2006	7232	v	5561	Copiapo	300	230
TURKEZA CUATRO	Carrera Pinto	Exploration	6.998.500,00	403.500,00	12/11/2006	7233	v	5562	Copiapo	300	220
											750

   CARRERA PINTO COBRIZO PROJECT

Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	Nº	Mine Office	Initial hect. Filed	Net Hectares to P.C.
COBRIZO VEINTIUNO	Carrera Pinto	Exploration	6.999.500,00	408.000,00	12/21/2006	7493	5743	Copiapo	300	260
COBRIZO VEINTIDOS	Carrera Pinto	Exploration	6.999.500,00	409.500,00	12/21/2006	7494	5744	Copiapo	300	240
COBRIZO VEINTITRES	Carrera Pinto	Exploration	7.001.500,00	409.000,00	12/21/2006	7495	5745	Copiapo	200	200
COBRIZO UNO	Carrera Pinto	Exploration	7.001.500,00	410.500,00	7/21/2005	3245	2511	Copiapo	300	300
COBRIZO DOS	Carrera Pinto	Exploration	7.002.500,00	412.000,00	7/21/2005	3246VTA	2512	Copiapo	200	200
COBRIZO TRES	Carrera Pinto	Exploration	7.002.500,00	409.500,00	7/21/2005	3248	2513	Copiapo	300	300
COBRIZO CUATRO	Carrera Pinto	Exploration	7.003.500,00	409.500,00	7/21/2005	3249VTA	2514	Copiapo	300	200
COBRIZO CINCO	Carrera Pinto	Exploration							300	300
COBRIZO SEIT	Carrera Pinto	Exploration							300	0
COBRIZO SIETE	Carrera Pinto	Exploration							300	0
										2,000

   CERRO BLANCO PROJECT

Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	Nº	Mine Office	Initial hect. Filed	Net Hectares to P.C.
DON AUGUSTO	Cerro Blanco	Exploration	6.903.500,00	385.000,00	1/5/2207	115	93	Copiapo	300	300
DON AUGUSTO UNO	Cerro Blanco	Exploration	6.902.500,00	385.000,00	1/5/2207	116	94	Copiapo	300	300
DON AUGUSTO DOS	Cerro Blanco	Exploration	6.903.000,00	383.000,00	1/5/2207	117	95	Copiapo	200	200
DON AUGUSTO TRES	Cerro Blanco	Exploration	6.900.500,00	386.250,00	1/5/2207	118	96	Copiapo	300	60
DON AUGUSTO CUATRO	Cerro Blanco	Exploration	6.900.500,00	385.250,00	1/5/2207	119	97	Copiapo	300	80
										940

   CARRIZAL ALTO PROJECT

Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	Nº	Mine Office	Initial hect. Filed	Net Hectares to P.C.
CARRIZON UNO	Carrizal Alto	Exploration	6.892.000,00	316.000,00	1/24/2007	163	70	Freirina	200	100
CARRIZON DOS	Carrizal Alto	Exploration	6.894.000,00	315.500,00	1/24/2007	165	71	Freirina	300	250
CARRIZON TRES	Carrizal Alto	Exploration	6.894.000,00	316.500,00	1/24/2007	167	72	Freirina	300	300
CARRIZON CUATRO	Carrizal Alto	Exploration	6.897.000,00	315.700,00	1/24/2007	169	73	Freirina	300	300
CARRIZON CINCO	Carrizal Alto	Exploration	6.897.000,00	316.700,00	1/24/2007	171	74	Freirina	300	200
										1150

   CARRIZAL ALTO PROJECT

Property Name	Location	Property Type	UTM North	UTM East	Registration	Title	Nº	Mine Office	Initial hect. Filed	Net Hectares to P.C.
CARRIZO UNO	Carrizal Alto	Exploration	6.892.500,00	310.000,00	2/13/2007	296	131	Freirina	300	40
CARRIZO DOS	Carrizal Alto	Exploration	6.892.500,00	311.000,00	2/13/2007	298	132	Freirina	300	40
CARRIZO TRES	Carrizal Alto	Exploration	6.894.500,00	310.500,00	2/13/2007	300	133	Freirina	200	80
										160

TOTAL OF ALL CONCESSIONS										5,000

PACIFIC COPPER PERU SRL

On December 17, 2007, the Company completed the acquisition of Pacific Copper Peru SRL, a limited partnership organized under the laws of Peru (“Peru SRL”) pursuant to a Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”).  On August 9, 2007, Dr. David Hackman, a former partner of Peru SRL, was appointed to the Company’s Board of Directors in anticipation of the closing of the Peru Agreement.  On December 12, 2007, the Company’s Directors passed a resolution appointing Harold Gardner, a member of the Company’s Board of Directors, Manager of Peru SRL.

Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Consideration Shares”), subject to an escrow agreement, to the former partners of Peru SRL as consideration for the acquisition of Peru SRL.  Dr.. Hackman was among the former partners of Peru SRL and received 2,425,000 Consideration Shares.  As a result of the closing, Peru SRL became a subsidiary of the Company.  Mr. Brodkey holds a 1% interest in Peru SRL for the benefit of the Company.  Mr. Brodkey holds this 1% interest in order to comply with the requirement under Peruvian law that limited partnerships in Peru have at least two partners.

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

The Consideration Shares were exempt from registration under the Securities Act of 1933, as amended, and were restricted upon issuance. As of the date of this report, the Peru Consideration Shares remain in escrow, the Closing Conditions have not been satisfied, and the Company has not yet elected to waive any of the Closing Conditions.

The Company through Pacific LTDA also executed a letter of intent with a single vendor to acquire its interest in the Yerbas Buenas oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III.  Chile.  Yerbas Buenas is located roughly 20 km from the El Corral property.  The vendor of Yerbas Buenas is Gareste, Ltda., a Chilean entity which is owned in part by a Director of the Company.  The vendor will receive 2 million shares of the Company’s common stock at closing in exchange for its interest at Yerbas Buenas, and a 2% NSR royalty, capped at $6 million, 1% of which can be repurchased for the sum of $2 million at any time prior to commercial production.  This transaction has not closed and is pending.  The Company does not consider this property to be material. .

Pacific Copper held claims in Okanogan County, Washington  referred to collectively as the “Mazama Claims”.  On September 25, 2008, the Board of Directors approved a resolution to discontinue the exploration of the Mazama Claims in order to focus the Company’s efforts and resources on the Chile Claims and the Peru Claims.  The Company has relinquished and  let lapse with the United States Bureau of Land Management the Mazama Claims, thereby relieving the Company of the cost of maintaining these claims.

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

Regulatory Matters

On October 28, 2008, the Company received a cease trade order (the “CTO”) from the British Columbia Securities Commission (the “BCSC”), the effect of which was  limited to the Province of British Columbia. By its terms, the CTO was issued for improper disclosure and not filing  technical reports under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to its material copper oxide projects in Chile after having made public disclosures regarding such properties.  On May 8, 2009, the BCSC revoked its CTO against the Company.  In order to comply with BCSC standards, the Company issued corrective disclosure and obtained technical reports under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to each of the La Guanaca, El Corral and La Mofralla and Venapai properties and amended its annual report for the fiscal year ended October 31, 2008 to indicate that it considers such properties to be material.

Item 4.  Submission of Matters to Vote of Security Holders.

During fiscal year ended October 31, 2009, no matters were submitted to our stockholders for approval

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended October 31, 2008 and October 31, 2009, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Private Placements

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

Private Placements for the Fiscal Year Ended October 31, 2009

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

On October 26, 2009, the Company issued 12% convertible notes to two investors with an aggregate face value of $20,000. The principal amount of the notes and interest is payable on October 26, 2011. While the note is outstanding, the investor has the option to convert the principal balance and interest, into common stock at a fixed conversion price of $0.10. In the event of certain defaults on the terms of the note, certain of which are indexed to equity risks, the holder can accelerate the payment of outstanding principal and interest (the “Default Put”).

Other Sales or Issuances of Unregistered Securities

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

Year ended October 31, 2009

As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region III, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 5,000 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the “El Corral Property”, consisting of approximately 3,600  hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed. Under the Gareste Agreement the Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the “Gareste Oxide Shares”).  The Company expensed $749,700, relating to the issue of 5,000,000 common shares calculated at $0.15 per common share net of capitalization for $300 for mineral property claims.  Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction. The Company considers such concessions to be material assets at this time.

Trading of the Company’s Common Stock

Our common stock began trading on the NASD operated OTC Bulletin Board® (the “OTC”) under the symbol “PPFP” on July 27, 2007.  The OTC does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System.  The high and low sales prices of our common stock during the fiscal years ended October 31, 2009 and October 31, 2008 are as follows:

These quotations represent inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

FISCAL YEAR 2009	HIGH	LOW

First Quarter	$0.11	$0.04

Second Quarter	0.15	0.04

Third Quarter	0.16	0.06

Fourth Quarter	0.12	0.05

FISCAL YEAR 2008

First Quarter	$0.53	$0.30

Second Quarter	0.45	0.35

Third Quarter	0.60	0.35

Fourth Quarter	0.49	0.04

Dividends

We have not declared any cash dividends on our common stock.  We plan to retain any future earnings, if any, for exploration programs, administrative expenses and development of the Company and its assets.

Stock Option Plan

On August 8, 2006, we adopted the 2006 Stock Option Plan (the "Plan") under which our officers, directors, consultants, advisors and employees may receive stock options.  The aggregate number of shares of common stock originally authorized under the plan was 5,000,000.  Since adoption of the Plan an additional 900,000 shares were authorized for issuance pursuant to the Plan’s “evergreen share reserve increase” provision.  The purpose of the Plan is to assist us in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors, and employees of Pacific Copper who contribute to our success, and to achieve long-term objectives that will inure to the benefit of all shareholders through the additional incentive inherent in the ownership of our common stock.  Options granted under the plan will be either "incentive stock options", intended to qualify as such under the provisions of section 422 of the Internal Revenue Code of 1986, as from time to time amended (the "Code") or "unqualified stock options".  For the purposes of the Plan, the term "subsidiary" shall mean “Subsidiary Corporation,” as such term is defined in section 424(f) of the Code, and "affiliate" shall have the meaning set forth in Rule 12b-2 of the Exchange Act. The Plan is administered by the Board of Directors.

On June 22, 2007, Pacific Copper filed a registration statement on Form S-8 with the SEC pursuant to which it registered 5,000,000 shares of common stock for issuance upon exercise of options granted pursuant to the Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,130,000	$0.49	-

Equity compensation plans not approved by securities holders	N/A	N/A	N/A

Total	5,130,000	$0.49	-

The following summarized options outstanding under the Plan as of October 31, 2009:

	Option Price	Number of shares
Expiry Date	Per Share	2009	2008
February 28, 2010	0.40	250,000	250,000
May 15, 2010	0.35	200,000	200,000
May 14, 2012	0.50	1,650,000	1,750,000
July 20, 2012	0.50	250,000	250,000
August 1, 2012	0.50	1,700,000	1,700,000
August 9, 2012	0.51	650,000	650,000
March 1, 2013	0.50	380,000	380,000
September 24, 2013	0.50	50,000	50,000

		5,130,000	5,230,000

Weighted average exercise price at end of year		0.49	0.49

Item 6.   Selected Financial Data

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected income statement data for fiscal years ended October 31, 2009 and October 31, 2008 and the selected balance sheet data as of October 31, 2009 and October 31, 2008 are derived from our audited consolidated financial statements which are included elsewhere herein.

	Cumulative
	Since
	Inception	2009	2008

	$	$	$

Operating Expenses

General and administration	5,605,466	1,186,120	2,966,670
Project expenses	5,185,561	986,105	2,000,180
Mining claims acquisition cost expense	6,273,571	749,700	5,523,871
Amortization	89,207	46,549	41,949

Total Operating Expenses	17,153,805	2,968,474	10,532,670
Loss from Operations	(17,153,805)	(2,968,474)	(10,532,670)

Other income-interest	54,508	-	-

Other expense-Interest	(110,861)	(103,388)	(7,473)

Other income (expense)-Derivative Financial
Instrument	38,750	78,125	(39,375)

Loss before Income Taxes	(17,171,408)	(2,993,737)	(10,579,518)

Provision for income taxes	-	-	-

Minority Interest	502	146	356

Net Loss	(17,170,906)	(2,993,591)	(10,579,162)

	As at	As at
	October 31, 2009	October 31, 2008

Total Assets	$164,948	$476,946
Total Liabilities	$2,180,456	$846,424
Cash dividends declared per share	Nil	Nil

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Discussion of Operations & Financial Condition
Twelve months ended October 31, 2009

Pacific Copper has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As at October 31, 2009, we had accumulated losses of $17,170,906  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon successful exploration results on our properties and our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the twelve-month period ended October 31, 2009 has been its effort to raise additional capital to pursue further acquisitions and carry out exploration activities on its mineral claims.

The total assets for the twelve-month period ended October 31, 2009, include cash and cash equivalents for $9,349, prepaid expenses and other receivables for $5,782, deferred financing costs for $4,023, advances to related parties for $36,000, mining claims for $900 and capital assets for $108,894.  For the year ended October 31, 2008, total assets include cash and cash equivalents for $110,746, prepaid expenses and other receivables for $35,157, advances to related parties for $175,000, mining claims for $600 and capital assets for $155,443.  The current assets reduced significantly from $320,903 on October 31, 2008 to $55,154 on October 31, 2009.  The reduction in current assets is primarily due to cash outflow from operating activities of $437,976 during the twelve month period ended October 31, 2009.

Revenues

No revenue was generated by the Company’s operations during the twelve month period ended October 31, 2009 and October 31, 2008.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Expenses to meet the criteria of United States generally accepted accounting principles (“GAAP”).

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the twelve-month period ended October 31, 2009 is general and administrative expense of $1,186,120, as compared with $2,966,670 for the twelve month period ended October 31, 2008.  General and administrative expense represents approximately 39.9% of the total operating expense for the twelve-month period ended October 31, 2009 and approximately 28.2% of the total operating expense for the twelve month period ended October 31, 2008.  The decrease in expenses in 2009 is mainly due to non-cash compensation expense relating to the issue of options and warrants for $341,946 in 2009 (2008: $915,953); non-cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $145,833 in 2009 (2008: $916,666) and office, payroll and other general expenses for $534,567 in 2009 (2008: $1,006,558).

(b) Project Expense

Included in operating expenses for the year ended October 31, 2009 is project expenses of $986,105 as compared with $2,000,180 for the year ended October 31, 2008.  Project expense represents approximately 33.2% of the total operating expense for the twelve month period ended October 31, 2009 and approximately 19% of the total operating expense for the twelve month period ended October 31, 2008. This includes expenses related to mineral claim fees, drilling and project consulting. The reduction in expenditure is primarily due to funding needs.

(c) Mining claims impairment charges

Included in operating expenses for the year ended October 31, 2009 is mining claims impairment charges of $749,700 as compared with $nil for the year ended October 31, 2008. As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region III, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 5,000 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the “El Corral Property”, consisting of approximately 3,600  hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed. Under the Gareste Agreement the Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the “Gareste Oxide Shares”).  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000.  The Company recorded impairment charges of $749,700, relating to the issue of 5,000,000 common shares calculated at $0.15 per common share net of capitalization for $300 for mineral property claims.  Property acquisition costs relating to the exploration properties were expensed (refer to note 8 to financial statements) ..  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:
Venado
El Corral
La Mofralla

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand for the twelve month period:

	October 31, 2009	October 31, 2008

Cash and cash equivalent	$9,349	$110,746
Cash used in operating activities	$437,976	$3,245,736
Cash used in investing activities	$300	$159,786
Cash provided by financing activities	$335,000	$1,897,860

As at October 31, 2009 the Company had working capital (deficit) of $1,983,183.  During the twelve-month period ended October 31, 2009 the Company raised $186,500 from the issue of convertible notes. During the twelve-month period ended October 31, 2008 the Company raised $1,475,815 (net) by issuing common shares for cash, $100,000 through convertible notes, $322,045 through loans and invested $159,786 in acquisition of plant and equipment and mining claims

The Capital assets as on October 31, 2009 and October 31, 2008 are $ 108,894 and $155,443 respectively.

Advances to Related Parties

Advances to a related party include a net receivable of $36,000, after providing a reserve for doubtful receivable for $160,000, advanced interest free against demand promissory notes to the Company related through common directors and management.  The advance was used to cover common business expenses between the two Companies. The Company opted to create a reserve for $160,000 as a matter of prudence and caution due to the current unfavorable and challenging general economic conditions. The Company received $36,000 subsequent to the year end (see note 19-subsequent events).  This receivable was created primarily due to funds being sent to an exploration contractor who was providing services to both companies.

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

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its   operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements, the Company has incurred only property payments and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

Off-Balance Sheet Arrangement

The Company had no off-balance sheet arrangements as of October 31, 2009 and October 31, 2008.

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

On August 22, 2007 the Company entered into an agreement with Kriyah Consultants LLC (“Kriyah”) for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter.  Commencing in January of 2009, this amount was reduced to $2,500 per month, and as of March, 2009, reflecting market conditions, to $250 per month.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company’s maximum obligation under the lease guarantee, as of October 31, 2009, is $212,774 in the event of a lease default with full acceleration of rent. The lease which was executed by War Eagle Mining Corporation, a Canadian corporation which at the time of execution was related to the Company through common directors, (“War Eagle”) as Lessee, is now in default and Kriyah subsequently moved its office location. The War Eagle lease is also guaranteed by Zoro Mining Corp. (a related Company).  Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company. The potential liability as a result of this default is not determinable at this time. Expense, if any, will be recorded in the period in which any liability becomes known.

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

On January 24, 2008, the Company, through its subsidiary Pacific LTDA entered into an exclusive exploration, mining and exploitation agreement (the "Guanaca Lease") for the La Guanaca oxide copper project located northeast of the town of Inca de Oro, Chanaral Province, Atacama Region 3, Chile. This property, which consists of approximately 300 hectares of exploration concessions, is road-accessible and was previously explored in the mid-1990's through geophysical methods, sampling and drilling by Empresa Nacional de Mineria ("ENAMI") a Chilean nationally-owned mining enterprise.  The Guanaca Lease is for a term of 5 years and is renewable automatically for additional 5-year periods.  The owners of the La Guanaca property will receive US$2,000 per month in cash as lease payment during the term of the agreement.

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

Pacific Copper Corp. through its Chilean subsidiary Pacific Copper Chile Limitada, entered into a mineral property acquisition agreement dated June 11, 2009 with Gareste Limitada to purchase the San Enrique property located in Atacama Region III, Chile and comprising 100 hectares. In consideration Pacific Copper will issue 7 million shares of its capital stock and shall grant a 2% Net Smelter Return (NSR) royalty to Gareste Limitada, capped at US$6 million, one half (1/2) of which can be repurchased by Pacific Copper or its subsidiary at any time prior to commencement of any commercial production by making a payment of US$2 million to Gareste Limitada. Since the entry into the agreement Gareste has secured ground adjacent to the original claims in the approximate additional amount of 190 hectares, which will be included in the properties to be acquired by the Company. The parties have not yet closed on this agreement and have mutually agreed to extend the closing date to June 30, 2010.
On February 17, 2009, the Company issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian Corporation (“War Eagle”).  War Eagle and the Company no longer share a common director.  Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described in this report).  In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights.  The total amount due as of October 31, 2009, including interest is $117,466.

Recent Accounting Pronouncements

FASB ASC TOPIC 805 – “Business Combinations.” The objective of this topic is to enhance the information that an entity provides in its financial reports about a business combination and its effects. The Topic mandates: (i) how the acquirer recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (ii) what information to disclose in its financial reports and; (iii) recognition and measurement criteria for goodwill acquired. This Topic is effective for any acquisitions made on or after December 15, 2008. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 810 – “Noncontrolling Interests.” The objective of this Topic is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and; (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Topic is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 815 – “Derivatives and Hedging.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This Topic requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Topic is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 944 – “Financial Services – Insurance.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred. This Topic requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 855 - “Subsequent Events.” In May 2009, the FASB issued Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Topic should be applied to the accounting and disclosure of subsequent events. This Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic was effective for interim and annual periods ending after June 15, 2009, which was October 31, 2009 for the Company. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 105 - “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles.” In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

FASB ASC TOPIC 320 - “Recognition and Presentation of Other-Than-Temporary Impairments.” In April 2009, the FASB issued Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 860 - “Accounting for Transfer of Financial Assets and Extinguishment of Liabilities.” In June 2009, the FASB issued additional guidance under Topic 860 which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 810 - “Consolidation of Variables Interest and Special Purpose Entities.” In June 2009, the FASB issued Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This Topic is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 820 - “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitment, and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this Update is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 740 - “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Update did not have a material impact on the Company’s financial statements and disclosures.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

See the financial statements and report of Schwartz Levitsky Feldman, LLP contained in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. and 9A(T) Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Based on an evaluation as of the date of the end of the period covered by this Form 10-K, our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-l5(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

The management of Pacific Copper Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule I3a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

*	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

*
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

*
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

In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company has a small accounting department, segregation of duties cannot be completely accomplished at this time. Management has added compensating controls to effectively reduce and minimize the risk of a material misstatement in the Company's annual or interim financial statements.

Based on its assessment, management concluded that, as of October 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

Auditor’s Attestation

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Board has Assumed Responsibilities of Audit Committee

The Board of Directors has as of the date of this report, three members, of which no member is independent.  Due to the resignation of two members of the Board of Directors, who were independent members of the audit committee during the months of October, 2009 and January, 2010 respectively, the Board has subsequently assumed the role of the Audit Committee on an interim basis.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a list of the Company’s current Directors.  Each Director will serve until the next meeting of shareholders or until replaced.

Andrew Brodkey	Director, Chairman of the Board

Harold Gardner	Director

David Hackman	Director

The following is a list of the Company’s Senior Management:

Andrew Brodkey	Chief Executive Officer and President
Harold Gardner	Vice President, Business Development
David Hackman	Vice President, Exploration
Jodi Henderson	Secretary
Rakesh Malhotra	Chief Financial Officer

Pacific Copper had an Audit Committee that was appointed by the Board of Directors.  There is no formal charter for the Audit Committee.  The Audit Committee reviewed our quarterly and annual financial statements and met with our independent auditors at least annually to review financial results for the year, as reported in Pacific Copper’s financial statements.  The Audit Committee also recommended to the board the independent auditors to be retained; reviewed the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore; assisted and interacted with the independent auditors in order that they may carry out their duties in the most efficient and cost effective manner; and reviewed and approved all professional services provided to the Company by the independent auditors and considered the possible effect of such services on the independence of the auditors.  The Audit Committee made such examinations, as are necessary to monitor the corporate financial reporting and the external audits of the Company and its subsidiaries, to provide to the board of directors the results of its examinations and recommendations derived their work to outline to the board improvements made, or to be made, in internal accounting controls, to nominate independent auditors, and to provide to the board such additional information and materials as it may deem necessary to make the board aware of significant financial matters that require board attention.

The Audit Committee was comprised of two directors and the Company’s Chief Financial Officer.  The members were Elden Schorn (resigned on October 30, 2009), George Orr (resigned on January 15, 2010) and Rakesh Malhotra. During the fiscal year ended October 31, 2009, there were three meetings of the Audit Committee.

The Company has no other standing committees.  The board of directors, as a whole, undertakes compensation responsibilities and board nominating functions.

Reorganization of Directors and Officers

Effective November 20, 2008, Donald G. Padgett resigned as a Director of the Company. There were no disagreement between the Company and Mr. Padgett.
Effective July 1, 2009, William (Bill) G. Timmins resigned as a director of the Company. There were no disagreement between the Company and Mr. Timmins.
Effective October 30, 2009, Elden Schorn resigned as a Director of the Company. There were no disagreement between the Company and Mr. Schorn.
Effective January 15, 2010, George Orr resigned as a Director of the Company. There were no disagreement between the Company and Mr. Orr.

Andrew Brodkey, President, Chief Executive Officer, Chairman of the Board

Mr. Brodkey is a mining engineer and a lawyer. He graduated with distinction with a B.S. in Mining Engineering from the University of Arizona in 1979. Mr. Brodkey earned a law degree, cum laude, from Creighton University in 1982. He worked at the Denver, Colorado law firm of Gorsuch, Kirgis, Campbell, Walker and Grover as an associate specializing in natural resources and environmental law from 1982 until 1987. Subsequently, Mr. Brodkey joined Magma Copper Company, a NYSE-traded mining company in 1987, where he held various positions, eventually succeeding to the role of Vice President and General Counsel in 1992. Following Magma’s acquisition by BHP in 1996, he remained in a senior legal position with BHP Copper Inc., and in 2000 moved to the position of Vice President, Business Development for BHP Copper. Following his departure from BHP in 2002, Mr. Brodkey held the position of Managing Director of the International Mining & Metals Group of CB Richard Ellis, Inc (“CBRE”), where he was responsible for creating and building the mining property practice of CBRE. Mr. Brodkey is 53 years old.

Harold Gardner, Vice President Business Development, Director

Mr. Gardner has been involved in the private mining sector for the past 26 years and has extensive experience in exploration of precious and base metal properties, as well as industrial mineral properties in Latin America. Mr. Gardner has served as a consultant, officer, and director of 17 different mining companies and private investment funds, and currently sits on the board of four companies in Mexico, Peru, and Chile. Mr. Gardner is 53 years old.

Dr. David Hackman, Vice President Exploration, Director

Dr. Hackman is a geologist and a registered profession engineer with over 35 years international experience specializing in the evaluation of leachable metal deposits. He has worked as a geologist for Mobil Oil Company and ALCOA. From 1990 to 1995, he was the president, of Liximin, Inc., a mineral exploration and mine development company based in Tucson, Arizona. From 1996 to 2000, he was an officer and director of Silver Eagle Resources Ltd. Currently; he is also an officer and director of War Eagle Mining Company, Inc., a mineral exploration and development company. Mr. Hackman is 68 years old.

Rakesh Malhotra, Chief Financial Officer

Mr. Malhotra is a United States certified public accountant (CPA) and a Canadian chartered accountant (CA) with considerable finance and accounting experience.  Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India) and worked for a large accounting firm A.F Ferguson & Co. (Indian correspondent for KPMG) and obtained his CA designation in India.  Having practiced as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for 5 years with the highly successful International Bahwan Group of Companies in a senior finance position.  He worked as a Chartered Accountant with a mid-sized Chartered Accounting firm in Toronto doing audits of Public Companies and has since been a consultant to many public companies.  Mr. Malhotra has more than 20 years of experience in accounting and finance.  Mr. Malhotra is 53 years old.

Jodi Henderson, Corporate Secretary

Ms. Henderson is currently the Director of Operations for Kriyah Consultants, LLC an administration company that manages publicly held mining exploration companies.  Prior to her September 2007 appointment to Kriyah she managed the administration and marketing for the International Mining & Metals Group of CB Richard Ellis, Inc.  After she received her degree in Applied Mathematics from the Indiana State University she gained 10 years of board, administration and finance management experience which included a tenure as a Director for the Tucson Museum of Art from 2002 to 2005.  Ms. Henderson is 36 years old.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of a registered stock of the Company’s equity securities (“Section 16 Persons), to file with the Securities and Exchange Commission (the “SEC”), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed.  Based on the Company’s review of the forms it has received, on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended October 31, 2009, no Section 16 reports were filed late

Item 11.   Executive Compensation

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

The Employment Agreement has a two-year term commencing on August 1, 2007, and continued through August 1, 2009.  Under the terms of the Employment Agreement, the term was automatically renewed on August 1, 2009, for another two years.   Mr. Brodkey’s base salary is $132,000 per year.  Mr. Brodkey also received 1,700,000 stock options.  Mr. Brodkey is paid through a payroll service agreement administered by Kriyah Consultants LLC, a company engaged by the Company to provide administrative services.  Under the terms of that agreement payroll amounts and the cost of health insurance benefits are billed to the Company.  These include all amounts related to Mr. Brodkey’s employment.

a) Compensation of Officers

The following table shows the compensation expensed during the fiscal years ended October 31, 2009 and 2008 for the Chief Executive Officer and the next two most highly compensated Directors of the Company

SUMMARY COMPENSATION TABLE

Name and principal position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Andrew A. Brodkey	2009	NIL	NIL	NIL	192,401	NIL	NIL	143,829	336,230
CEO and Director	2008	NIL	NIL	NIL	160,334	NIL	NIL	137,069	297,403

Harold Gardner
Director	2009	NIL	NIL	NIL	NIL	NIL	NIL	90,000	90,000
	2008	NIL	NIL	NIL	45,792	NIL	NIL	90,000	135,792

David Hackman
Director	2009	NIL	NIL	NIL	NIL	NIL	NIL	84,000	84,000
	2008	NIL	NIL	NIL	45,792	NIL	NIL	90,000	135,792

b) Long Term Incentive Plan (LTIP Awards)

The Company does not have a long term incentive plan, pursuant to which cash or non-cash compensation intended to serve as an incentive for performance (whereby performance is measured by reference to financial performance or the price of the Company’s securities), was paid or distributed to any executive officers during the three most recent completed years.

c) Options and Stock Appreciation Rights (SARs)

Directors are not paid any fees in their capacity as directors of the Company.  The directors are entitled to participate in the Company’s stock option plan.

No stock options were granted to the named executive officers and directors during the fiscal year ended October 31, 2009. Stock options granted to the named executive officers during fiscal year ended October 31, 2008 are provided in the table below:

Year ended October 31, 2008

Name of Option Holder	Number of Outstanding Options Held		Date of Grant	Exercise Price of Options	Expiry Date

Jodi Henderson	50,000	*	3/1/2008	$0.50	3/1/2013

 * These options vest at the rate of 25,000 options on March 1, 2009 and 25,000 options on March 1, 2010.

No stock options were exercised during the fiscal year ended October 31, 2009 or October 31, 2008.

The following is the summary of options and stock appreciation rights granted to the following directors and officers during the year ended October 31, 2009:

Name	Number of Securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised options (#) Unexercisable	Equity Incentive plan awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned shares, or units or other rights that have not vested ($)

Andrew A. Brodkey	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Harold Gardner	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

David Hackman	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Rakesh Malhotra	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Jodi Henderson	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Mr. Donald Padgett resigned as a director of the Company on November 20, 2008. There were no disagreement between the Company and Mr. Donald Padgett

William (Bill) G. Timmins resigned as a director of the Company on July 1, 2009.. There were no disagreement between the Company and Mr. Timmins.

 Elden Schorn resigned as a Director of the Company on October 30, 2009. There were no disagreement between the Company and Mr. Elden Schorn

 George Orr resigned as a Director of the Company on January 15, 2009. There were no disagreement between the Company and Mr. George Orr.

Equity Awards

 The following table provides certain information concerning equity awards held by the named executive officers as of October 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS					STOCK AWARDS
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Andrew Brodkey	1,666,666	33,334	$0.50	8/1/2012	-0-	-0-

Rakesh Malhotra	250,000	-0-	$0.50	5/14/2012	-0-	-0-
Jodi Henderson	100,000	-0-	$0.50	7/19/2012	-0-	-0-
Jodi Henderson	25,000	25,000	$0.50	3/1/2013	-0-	-0-

Compensation of Directors or Other Arrangements

See above

Indebtedness of Directors and Executive Officers

None.

Item 12   Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

We have 49,561,600 shares of common stock issued and outstanding as of October 31, 2009.  We have included in the table below the number of common shares of Pacific Copper held by the officers and directors of Pacific Copper.  The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares.

Name and Address	Number of Shares	Percentage
Of Beneficial Owner	of Common Stock	Class Held

William (Bill) G. Timmins, Former Director	785,714	1.59% of Common Shares
#3 – 950 Lanfranco Rd.
Kelowna, B.C. V1W 3W8

M. Elden Schorn, Former Director	100,000	0.20% of Common Shares
Suite 1247 – 235 Keith Rd.
West Vancouver, B.C. V7T 1L5

Rakesh Malhotra, Chief Financial Officer	60,000	0.12% of Common Shares
4580 Beaufort Terrace
Mississauga, ON L5M 3H7

Harold Gardner (1)	2,425,000	4.89% of Common Shares
22604 S. 215 th Street
Queen Creek, AZ 85242

David Hackman (1)	2,425,000	4.89% of Common Shares
3430 E. Sunrise Drive, Ste 160
Tucson, AZ 85718

Eduardo Esteffan (1) (2)	2,363,452	4.77% of Common Shares
Van Buren 208
Copiapo, Chile

Gareste (3)	5,000,000	10.09% of Common Shares

TOTAL	13,159,166	26.55 % of Common Shares
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
3   The Company issued 5 million shares of common stock to Gareste on acquisition of a 100% interest in the copper oxide properties located in Atacama Region III, Chile. Gareste is controlled by Harold Gardner and Eduardo Esteffan

As a group management and the directors own or control 28.17% of the issued and outstanding shares of Pacific Copper.—

Agosto Corporation Limited, based in St. James, Barbados, BVI, and controlled by Gordon Murphy, a resident of Barbados, BVI, owns approximately 12.2 % of the outstanding shares of the Company.

Donald Stiles owns approximately 4.89% of the outstanding shares of the Company.  Mr. Stiles’ shares are held in an escrow established in connection with the acquisition of the subsidiary in Peru.  The shares will be released from the escrow upon satisfaction of certain post-closing items specified in the Closing and Escrow agreement governing such escrow.  For more information, please see Item 2 – Description of Property – PACIFIC COPPER IN SOUTH AMERICA – PACIFIC COPPER PERU SRL.

Item 13.   Certain relationships and Related Transactions

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Fiscal year ended October 31, 2009

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)
During the year ended October 31, 2009, the Company expensed stock based compensation for $195,036 to its directors and officers relating to the vesting of the stock options issued in years 2007 and 2008

B)
A director of the Company provided consulting geological services to the Company and a total of $84,000 was expensed to a private Company with that director in common. As of October 31, 2009, $114,000 was owed to this private company.

C)
A director of the Company provided consulting services to the Company and a total of $90,000 was expensed to a private company with that director in common.  As of October 31, 2009, $263,954 was owed to this private company which also includes non-reimbursed expenses.

D)
The Company expensed $143,829 being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the  President, CEO, Director and Chairman of the Board of Directors of the Company. As of October 31, 2009, $99,491 was owed which also included non-reimbursed expenses.

E)	The Secretary of the Company is an employee of Kriyah and was paid $31,993 by Kriyah, including payroll burden and benefits that was charged to the Company.

F)	The Company expensed $20,261 for services rendered to the Company by the CFO of the Company. As of October 31, 2009, $7,024 was owed to the CFO.

G)
On June 1, 2007, the Company entered into an agreement with Sweetwater for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company expensed $138,600 for the year ended October 31, 2009 and also amortized deferred stock compensation expense for $145,833 relating to issue of 1,000,000 restricted shares of the Company's common stock that was earned during the year ended October 31, 2009. As of October 31, 2009, $118,608 was owed to Sweetwater.

H)
The Company incurred a total of $757,450 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $451,956 was owed at October 31, 2009 with such costs recorded as project costs.

Fiscal year ended October 31, 2009

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

Item 14.   Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal year ended October 31, 2009 and October 21, 2008.

The following is a summary of the fees expensed relating to professional services rendered by the principal accountants for the fiscal years ended October 31, 2009 and October 31, 2008:

Fee Category	2009 Fees	2008 Fees

Audit Fees	$23,000	$20,340
Audit Related Fees	$1,000	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$24,000	$20,340

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

PART 1V

Item 13.   Exhibits, Financial Statement Schedules

The Financials Statements and Report of Schwartz Levitsky Feldman, LLP for the year ended October 31, 2009 and October 31, 2008 are filed as part of this report

Index to Exhibits

List of Subsidiaries	21.1

Consent of Schwartz Levitsky Feldman LLP Independent Auditors	23.1

Certification by the Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification by the Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification by the Principal Executive Officer
and Chief Financial Officer pursuant to 18 U.S.C. Section 1350,
Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Report of Schwartz Levitsky Feldman, LLP	F-2

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February, 2010.

SIGNATURE	TITLE	DATE

/s/Andrew Brodkey	Director, President and CEO	February 5,, 2010
Andrew Brodkey

/s/Harold Gardner
Harold Gardner	Director	February 5, 2010

/s/David Hackman
David Hackman	Director	February 5, 2010

/s/Rakesh Malhotra
Rakesh Malhotra	Chief Financial Officer	February 5, 2010

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2009 AND 2008

(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as at October 31, 2009 and October 31, 2008	F-3

Consolidated Statements of Operations for the years ended October 31, 2009 and October 31, 2008 and the period from inception (May 18, 1999) to October 31, 2009	F-4

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended October 31, 2009 and October 31, 2008 and the period from inception (May 18, 1999) to October 31, 2009	F-5

Consolidated Statements of Cash Flows for the years ended October 31, 2009 and October 31, 2008 and the period from inception (May 18, 1999) to October 31, 2009	F-6

Notes to Financial Statements	F-7 - F-36

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pacific Copper Corp.
(An Exploration Stage Mining Company)

We have audited the accompanying consolidated balance sheets of Pacific Copper Corp. (an Exploration Stage Mining Company) as at October 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficiency) for the years ended October 31, 2009 and 2008 and for the period from inception (May 18, 1999) to October 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Copper Corp. as at October 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended October 31, 2009 and 2008 and for the period from inception (May 18, 1999) to October 31, 2009 in conformity with United States generally accepted accounting principles.

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

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
January 19, 2010	Licensed Public Accountants

1167 Caledonia Road Toronto, Ontario M6A 2X1 Tel: 416 785 5353 Fax: 416 785 5663

PACIFIC COPPER CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Consolidated Balance Sheets as at
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

	October 31,	October 31,
	2009	2008
	$	$
ASSETS
Current
Cash	9,349	110,746
Prepaid expenses and other receivables	5,782	35,157
Deferred financing costs	4,023	-
Advances to related parties (note 13)	36,000	175,000

Total Current Assets	55,154	320,903
Plant and Equipment, net (note 4)	108,894	155,443
Mining claims (note 8)	900	600
Total Assets	164,948	476,946

LIABILITIES
Current
Accounts payable	350,832	297,370
Accrued liabilities	84,208	85,852
Due to related parties (note 10)	1,055,033
Derivative financial instrument (note 3 h)	23,125	101,250
Advances from non-related parties (note 14)	525,139	259,244
Advances from related party	-	70,000

Total Current Liabilities	2,038,337	813,716

Convertible notes (note 15)	142,119	32,708
Total Liabilities	2,180,456	846,424
Minority Interest (note 8)	54,804	54,950
	2,235,260	901,374
Going Concern (note 2)
Related Party Transactions (note 10)
Commitments and Contingencies (note 9)

STOCKHOLDERS' DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2008 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 49,561,600 issued and outstanding (2008 -44,561,600)	4,956	4,456
Additional Paid-in Capital	15,092,695	13,893,200
Deferred stock compensation (note 12)	-	(145,833)
Accumulated Other Comprehensive Income	2,943	1,064
Deficit Accumulated During the Exploration Stage	(17,170,906)	(14,177,315)

Total Stockholders' Deficiency	(2,070,312)	(424,428)

Total Liabilities and Stockholders' Deficiency	164,948	476,946

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Operations
Years Ended October 31, 2009 and 2008 and the Period from Inception (May 18, 1999) to October 31, 2009
 (Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2009	2008
	$	$	$
Operating Expenses

General and administration (note 17)	5,605,466	1,186,120	2,966,670
Project expenses (note 16)	5,185,561	986,105	2,000,180
Mining claims impairment charges (note 8)	6,273,571	749,700	5,523,871
Amortization	89,207	46,549	41,949

Total Operating Expenses	17,153,805	2,968,474	10,532,670

Loss from Operations	(17,153,805)	(2,968,474)	(10,532,670)

Other income-interest	54,508	-	-

Other expense-Interest	(110,861)	(103,388)	(7,473)

Other income (expense)-Derivative Financial Instrument	38,750	78,125	(39,375)

Loss before Income Taxes	(17,171,408)	(2,993,737)	(10,579,518)

Provision for income taxes	-	-	-

Minority Interest	502	146	356
Net Loss	(17,170,906)	(2,993,591)	(10,579,162)

Loss per share-Basic and Diluted		(0.07)	(0.26)

Weighted Average Common Shares Outstanding		44,835,573	40,249,210

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to October 31, 2009 (Amounts expressed in US Dollars)

						Deficit	Accumulated
						Accumulated	Other
	Common Stock		Additional	Deferred	Stock	during the	Comprehensive	Total
			Paid-in	Stock	Subscription	Exploration	Income	Stockholders’	Comprehensive
	Number	Amount	Capital	Compensation	Receivable	Stage	(Loss)	Equity	Income
	of Shares	$	$	$	$	$	$	$	(loss)
Common stock issued on inception	1		1					1

Common shares issued for nil consideration	7,605,932	761	(761)			-		-
Cancelled shares	(1)	-	(1)					(1)
Contributed Services			8,743					8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-			(8,743)		(8,743)
Balance, October 31, 2004	7,605,932	761	7,982	-		(8,743)		-
Contributed Services			1,178					1,178
Net Loss			-			(1,178)		(1,178)
Balance October 31, 2005	7,605,932	761	9,160	-		(9,921)		-
Common shares issued for cash	4,710,000	471	470,529			-		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500					500,000
Net Loss	-	-	-			(647,453)		(647,453)

Balance, October 31, 2006 (audited)	17,315,932	1,732	979,189	-		(657,374)		323,547
Common shares issued for cash	660,000	66	65,934					66,000
Common shares issued for cash	2,000,000	200	199,800					200,000
Common shares issued for cash	4,520,000	452	2,259,548					2,260,000
Stock subscription received			30,000					30,000
Stock Issuance cost			(72,800)					(72,800)
Common shares issued for stock subscriptions received	60,000	6	(6)					-
Common shares issued for cash	1,590,000	159	794,841					795,000
Common shares issued for services	3,000,000	300	1,499,700	(1,062,499)				437,501
Stock based compensation			294,574					294,574

Compensation expense on issue of warrants			21,093					21,093
Stock Issuance cost			(43,750)					(43,750)
Net Loss	-	-	-			(2,940,779)		(2,940,779)
Balance October 31, 2007 (audited)	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)		1,370,386
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225
Common shares issued for cash (net)	3,157,143	316	1,027,334		(175,000)			852,650
Common shares issued for cash (net)	743,572	75	246,805					246,880
Stock subscription received					175,000			175,000
Common shares issued for cash (net)	576,501	57	201,228	-		-		201,285
Stock based compensation			679,971					679,971

Compensation expense on issue of warrants	-	-	235,982	-		-		235,982,

Amortization of deferred stock compensation				916,666		-		916,666
Beneficial conversion feature of the convertible note financing transaction	-	-	5,625	-				5,625

Foreign currency translation							1,064	1,064	1,064

Net Loss for the year ended October 31, 2008	-	-	-	-		(10,579,162)		(10,579,162)	(10,579,162)
Balance October 31, 2008 (audited)	44,561,600	4,456	13,893,200	(145,833)	0	(14,177,315)	1,064	(424,428)	(10,578,098)
Stock based compensation			256,091					256,091
Compensation expense on issue of warrants			85,855					85,855
Amortization of deferred stock compensation				145,833				145,833
Beneficial conversion feature of convertible debt			55,950					55,950
Fair value of warrants issued			52,099					52,099
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	749,500					750,000
Foreign currency translation							1,879	1,879	1,879
Net Loss for the year ended October 31, 2009						(2,993,591)		(2,993,591)	(2,993,591)
Balance October 31, 2009	49,561,600	4,956	15,092,695	-		(17,170,906)	2,943	(2,070,312)	(2,991,712)
The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statement of Cash Flows for the
Years ended Oct 31, 2009 and, 2008 and the Period from Inception (May 18, 1999) to October 31, 2009
 (Amounts expressed in US Dollars)
	Cumulative
	Since	Oct 31,	Oct 31,
	Inception	2009	2008
	$	$	$
Cash Flows from Operating Activities
Net Loss	(17,170,906)	(2,993,591)	(10,579,162)
Adjustment for:
Amortization	89,207	46,549	41,949
Stock based compensation	1,230,636	256,091	679,971
Compensation expense on issue of warrants	342,930	85,855	235,982
Expenses credited (debited) to Additional Paid-in Capital	7,932	(1,989)	-
Impairment charges on mineral claims	6,719,225	750,000	5,469,225
Amortization of deferred stock compensation	1,500,000	145,833	916,666
Interest on loans	54,594	47,395	7,199
Fair value adjustment to compound derivative	16,250	11,875	4,375
Fair value adjustment to additional investment rights	(55,000)	(90,000)	35,000
Amortization of debt discount	33,157	32,949	208
Changes in non-cash working capital
Prepaid expenses	(5,782)	29,375	36,991
Deferred financing costs	(4,023)	(4,023)
Advances to related parties	(36,000)	139,000	(175,000)
Accounts payable	350,832	53,462	(16,677)
Accrued liabilities	84,208	(1,644)	42,587
Due to related parties	1,055,033	1,055,033
Minority Interest	54,804	(146)	54,950

Net cash used in operating activities	(5,732,903)	(437,976)	(3,245,736)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	-	(159,186)
Acquisition of mineral claims	(900)	(300)	(600)

Net cash used in investing activities	(199,001)	(300)	(159,786)

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	-	1,475,815
Advances from non-related parties	470,545	148,500	252,045
Advances from related parties	-	-	70,000
Convertible notes	286,500	186,500	100,000

Net cash provided by financing activities	5,938,310	335,000	1,897,860

Effect of foreign currency exchange rate changes	2,943	1,879	1,064
Net increase (decrease) in Cash	9,349	(101,397)	(1,506,598)
Cash- beginning of period	-	110,746	1,617,344

Cash - end of period	9,349	9,349	110,746

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-
The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
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
October 31, 2009 and 2008
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

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $2,993,591 for the year ended October 31, 2009.  This loss includes a non-cash stock based compensation expense for $256,091 and non-cash compensation expense for issue of warrants for $ 85,855. At October 31, 2009, the Company had an accumulated deficit during the exploration stage of $17,170,906.  During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-“Convertible Note Financing Transaction”). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

3.  Summary of Significant Accounting Policies (cont'd)

a)	Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its   operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements, the Company has incurred only property payments and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

b)	Plant and Equipment

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

c)	Impairment of Long-lived Assets

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

d)	Asset Retirement Obligations

Asset retirement obligations are recorded as a liability in the period in which the company incurs the obligation.

e)	Revenue Recognition

Revenue is recognized when the metals are extracted, processed, and sold.  The Company will record revenues from the sale of copper or other metals when delivery to the customer has occurred, collectability is reasonably assured and title has transferred.

f)	Income Taxes

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

g)	Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at October 31, 2009 and 2008 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At October 31, 2009, there were 4,881,652 exercisable stock options and 5,661,604 exercisable warrants outstanding. At October 31, 2008, there were 3,916,660 exercisable stock options and 6,864,704 exercisable warrants outstanding.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

h)	Financial Instruments
Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, secured convertible debentures, and derivative financial instruments.

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

As of October 31, 2009, estimated fair values and respective carrying values of the convertible notes are as follows:

Financial Instrument	Note	Fair Value	Carrying Value
$100,000 6% Convertible Note	15	$97,381	$57,191
$166,500 12% Convertible Note	15	200,984	76,892
$20,000 12% Convertible Note	15	24,142	8,036
		322,507	142,119

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (ASC Topic 815), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as the convertible note financing arrangements that have certain features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC Topic 815, these instruments are required to be carried as derivative liabilities, at fair value, in the financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

The derivative liabilities as of October 31, 2009 consisted of the following:

Derivative Financial Instrument	Amount
Compound Embedded Derivative	$23,125
Additional Investment Right (AIR)	-
$23,125

The following table summarizes the effects on income (loss) associated with changes in the fair values of the derivative financial instruments by type for the year ended October 31, 2009:

Derivative Financial Instrument
Compound Embedded Derivative	$11,875
Additional Investment Right	(90,000)
$(78,125)

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

i)	Fair Value measurements

Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of the financial statements. Significant fair value measurements resulted from the application of ASC Topic 815 to the convertible note financing transaction is described in Note 15.

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

j)	Stock Based Compensation

All awards granted to employees and non-employees after October 31, 2005 are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees  using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

j)	Stock Based Compensation (cont'd)

As of October 31, 2009 there was $28,243 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended October 31, 2009 and 2008 was $256,091 and $679,971 respectively.

k)	Concentration of Credit Risk

The Company does not have significant off-balance sheet risk or credit concentration.

l)	Use of Estimates

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

m)	Comprehensive income or loss

The Company reports  comprehensive income or loss in its consolidated financial statements.In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments.

n)	Foreign Currency Translation

The Company maintains its books and records in US Dollars, the reporting currency. The Company has subsidiaries in Peru and Chile and which maintain their books in their local currency (the functional currency). The subsidiary’s financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.  Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

o)	Recent Accounting Pronouncements

FASB ASC TOPIC 805 – “Business Combinations.” The objective of this topic is to enhance the information that an entity provides in its financial reports about a business combination and its effects. The Topic mandates: (i) how the acquirer recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (ii) what information to disclose in its financial reports and; (iii) recognition and measurement criteria for goodwill acquired. This Topic is effective for any acquisitions made on or after December 15, 2008. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

o)	Recent Accounting Pronouncements-Cont’d

FASB ASC TOPIC 810 – “Noncontrolling Interests.” The objective of this Topic is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and; (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Topic is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 815 – “Derivatives and Hedging.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This Topic requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Topic is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 944 – “Financial Services – Insurance.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred. This Topic requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 855 - “Subsequent Events.” In May 2009, the FASB issued Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Topic should be applied to the accounting and disclosure of subsequent events. This Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic was effective for interim and annual periods ending after June 15, 2009, which was October 31, 2009 for the Company. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

o)	Recent Accounting Pronouncements-Cont’d

FASB ASC TOPIC 105 - “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles.” In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

FASB ASC TOPIC 320 - “Recognition and Presentation of Other-Than-Temporary Impairments.” In April 2009, the FASB issued Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 860 - “Accounting for Transfer of Financial Assets and Extinguishment of Liabilities.” In June 2009, the FASB issued additional guidance under Topic 860 which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

o)	Recent Accounting Pronouncements-Cont’d

FASB ASC TOPIC 810 - “Consolidation of Variables Interest and Special Purpose Entities.” In June 2009, the FASB issued Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This Topic is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 820 - “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitment, and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this Update is not expected to have a material impact on the Company’s financial statements and disclosures.

FASB ASC TOPIC 740 - “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Update did not have a material impact on the Company’s financial statements and disclosures.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the  month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method
	October 31, 2009		October 31, 2008
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	386	124	386	58
Computer equipment	6,529	3,212	6,529	1,790
Operating Equipment	191,185	85,870	191,185	40,735

	198,100	89,206	198,100	42,657

Net carrying amount	$108,894		$155,443
Amortization expense	$46,549		$41,949

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

5.	Issuance of Common Shares

Year ended October 31, 2008

On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007 (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  As a result of the acquisition, Peru SRL became a subsidiary of the Company.  The Peru Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the “Peru Closing Agreement”).  Pursuant to the terms of the Peru Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow, which has not yet occurred.  The Company capitalized $200 and recognized an impairment charge of $2,424,800 relating to the issue of shares for acquisition of mineral properties of Peru SRL, calculated at $0.50 per share (See Note 8, “Mining Claims”, below).  As of the date of this report, the Peru Consideration Shares remain in escrow.

On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”) between the Company and the former partners of Pacific LTDA. Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Chile Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated January 8, 2008 among the Company, Pacific LTDA and the former partners of Pacific LTDA (the “Chile Closing Agreement”).  Pursuant to the terms of the Chile Closing Agreement, the former partners of Pacific LTDA must satisfy certain post-closing items prior to the release of the Chile Consideration Shares from escrow, which has not yet occurred.  The Company capitalized $400 and recognized an impairment charge of $3,043,826 relating to the acquisition of mineral properties of Pacific LTDA as project expense, calculated at $0.50 per share (See Note 8 “Mining Claims”, below).  Conditions under the Closing Agreement have been satisfied or waived, and the Chile Consideration shares have been issued to the former partners of Pacific LTDA.

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
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

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

Year ended October 31, 2009

As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region III, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 3600 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the “El Corral Property”, consisting of approximately 4000 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed. Under the Gareste Agreement the Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the “Gareste Oxide Shares”).  The Company recognized an impairment charge of $749,700, relating to the issue of 5,000,000 common shares calculated at $0.15 per common share net of capitalization for $300 for mineral property claims.  Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

6.	Stock Purchase Warrants

	Number of Warrants Granted	Exercise Prices $	Expiry Date
Outstanding at October 31, 2007 and average exercise price	4,318,100	0.70
Granted in year 2008	1,623,571	0.50	4/30/2010
Granted in year 2008	175,857	0.50	6/6/2010
Granted in year 2008	208,928	0.50	7/30/2010
Granted in year 2008	253,248	0.50	9/12/2010
Granted in year 2008	500,000	0.50	9/23/2013
Granted in year 2008	35,000	0.50	10/24/2010
Outstanding at October 31, 2008 and average exercise price	7,114,704	0.62

Granted in year 2009	1,865,000	0.25	7/27/2011

Expired in year 2009	(3,085,000)	0.75

Expired in year 2009	(233,100)	0.50
Outstanding at October 31, 2009 and average exercise price	5,661,604	0.43
The warrants do not confer upon the holders any rights or interest as a shareholder of the Company. At October 31, 2009 and October 31, 2008, the weighted average contractual term of the total outstanding, and the total exercisable warrants were as follows:
October 31, 2009
Weighted-Average
Remaining Contractual
Term
Total outstanding options	1.8 years
Total exercisable options	1.8 years

October 31, 2008
Weighted-Average
Remaining Contractual
Term
Total outstanding options	1.8 years
Total exercisable options	1.6 years

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

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

Year ended October 31, 2009

On July 27, 2009 and October 26, 2009, the Company issued 12% convertible notes to multiple investors with an aggregate face value of $186,500. In conjunction with the offering the Company issued warrants to the investors indexed to 1,865,000 shares of common stock with an exercise price of $.25 per share and exercisable for a period of 2 years.

7.	Stock based compensation

On August 8, 2006, the Board of Directors approved stock option plan ("2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company.  Options may have a term of up to 10 years.  The aggregate number of shares of common stock originally authorized under the plan was 5,000,000. Since adoption of the Plan an additional 900,000 shares were authorized for issuance pursuant to the Plan’s “evergreen share reserve increase” provision.

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
October 31, 2009 and 2008
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

During the year ended October 31, 2009, no options were granted.

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
For the year ended October 31, 2009, the Company has recognized in its financial statements, stock-based compensation costs as per the following details.  The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

Date of grant	14-May	20-Jul	1-Aug	9-Aug	20-Feb	1-Mar	15-May	24-Sep
	2007	2007	2007	2007	2008	2008	2008	2008	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%	5.00%	5.00%	5.00%	2.95%
Volatility factor	50%	50%	50%	50%	100%	98%	86%	84%
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years	2 years	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.51	$0.40	$0.50	$0.35	$0.50

Total number of options granted	1,750,000	250,000	1,700,000	650,000	250,000	490,000	200,000	50,000	5,340,000
Total number of options forfeited/cancelled/Expired/Exercised	-	-	-	-	-	(110,000)	-	-	(110,000)
Grant date fair value	$0.24	$0.24	$0.24	$0.24	$0.22	$0.27	$0.25	$0.13

Stock-based compensation cost expensed during the year ended October 31, 2009	$ nil	$8,599	$192,400	$ nil	$ nil	$51,808	$ nil	$3,284	$256,091

Unexpended Stock -based compensation cost deferred over the vesting period	$ nil	$ nil	$8,018	$ nil	$ nil	$17,283	$ nil	$2,942	$28,243

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

7.	Stock based compensation-Cont’d
As of October 31, 2009 there was $28,243 of unrecognized expenses related to non-vested stock-based compensation arrangements granted.  The stock-based compensation expense for the year ended October 31, 2009 and October 31, 2008 was $256,091 and $679,971 respectively.
The following table summarizes the options outstanding as at October 31, 2009:

	Option Price	Number of shares
Expiry Date	Per Share	2009	2008
February 28, 2010	0.40	250,000	250,000
May 15, 2010	0.35	200,000	200,000
May 14, 2012	0.50	1,650,000	1,750,000
July 20, 2012	0.50	250,000	250,000
August 1, 2012	0.50	1,700,000	1,700,000
August 9, 2012	0.51	650,000	650,000
March 1, 2013	0.50	380,000	380,000
September 24, 2013	0.50	50,000	50,000

		5,130,000	5,230,000
Weighted average exercise price at end of year		0.49	0.49

	Number of Shares
	2009	2008

Outstanding, beginning of year	5,230,000	4,350,000
Granted	-	990,000
Expired		-
Exercised	-	-
Forfeited	(100,000)	(110,000)
Cancelled	-	-
Outstanding, end of year	5,130,000	5,230,000
Exercisable, end of year	4,881,652	3,916,660

At October 31, 2009 and October 31, 2008, the weighted average contractual term of the total outstanding, and the total exercisable options under the Stock Option Plan were as follows:
October 31, 2009
Weighted-Average
Remaining Contractual
Term
Total outstanding options	2.6 years
Total exercisable options	2.4 years

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

7.	Stock based compensation-cont’d

October 31, 2008
Weighted-Average
Remaining Contractual
Term
Total outstanding options	3.6 years
Total exercisable options	3.4 years

8. Mining Claims

(a)          On December 17, 2007, Pacific Copper acquired Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  The 1% minority interest was credited with $24,495.  As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Company recognized an impairment charge of $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims.  The Company does not consider either of the mineral claim groups acquired in the transaction (as listed below) to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to this acquisition the Company acquired interests in the following mineral claims which were capitalized at $100 each:

Tonalia (subject to the completion of the formal documentation)
Don Javier (subject to the completion of formal documentation)

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

8. Mining Claims-Cont’d

(b)          On January 8, 2008, Pacific Copper acquired Pacific LTDA, a limited liability partnership organized under the laws of Chile, pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA.  Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  The 1% minority interest was credited with $30,750.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Company recognized an impairment charge of $3,074,576, relating to the issue of 6,088,452 common shares calculated at $0.50 per common share and the allocation of minority interest for $30,750 net of capitalization for $400 for mineral property claims. Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction (as listed below).  The Company does not consider either of the foregoing mineral claims to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:
Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

(c)           As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region III, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 3600 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the “El Corral Property”, consisting of approximately 4000 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed. Under the Gareste Agreement the Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the “Gareste Oxide Shares”).  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000.  The Company recognized an impairment charge of $749,700, relating to the issue of 5,000,000 common shares calculated at $0.15 per common share net of capitalization for $300 for mineral property claims.  Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction (as listed below).  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:
Venado
El Corral
La Mofralla

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

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
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

9. Commitments and Contingencies

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

Pacific Copper Corp. through its Chilean subsidiary Pacific Copper Chile Limitada, entered into a mineral property acquisition agreement with Gareste Limitada to purchase the San Enrique property located in Atacama Region III, Chile and comprising 100 hectares. In consideration Pacific Copper will issue 7 million shares of its capital stock and shall grant a 2% Net Smelter Return (NSR) royalty to Gareste Limitada, capped at US$6 million, one half (1/2) of which can be repurchased by Pacific Copper or its subsidiary at any time prior to commencement of any commercial production by making a payment of US$2 million to Gareste Limitada.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

10.	Related Party Transactions

2009

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)
During the year ended October 31, 2009, the Company expensed stock based compensation for $195,036  to its directors and officers relating to the vesting of the stock options issued in years 2007 and 2008

B)
A director of the Company provided consulting geological services to the Company and a total of $84,000 was expensed to a private Company with that director in common. As of October 31, 2009, $114,000 was owed to this private company.

C)
A director of the Company provided consulting services to the Company and a total of $90,000 was expensed to a private company with that director in common.  As of October 31, 2009, $263,954 was owed to this private company which also includes non-reimbursed expenses.

D)
The Company expensed $143,829 being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the  President, CEO, Director and Chairman of the Board of Directors of the Company. As of October 31, 2009, $99,491 was owed which also included non-reimbursed expenses.

E)	The Secretary of the Company is an employee of Kriyah and was paid $31,993 by Kriyah, including payroll burden and benefits that was charged to the Company.

F)	The Company expensed $20,261 for services rendered to the Company by the CFO of the Company. As of October 31, 2009, $7,024 was owed to the CFO.

G)
On June 1, 2007, the Company entered into an agreement with Sweetwater for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation.  The Company expensed $138,600 for the year ended October 31, 2009 and also amortized deferred stock compensation expense for $145,833 relating to issue of 1,000,000 restricted shares of the Company's common stock that was earned during the year ended October 31, 2009. As of October 31, 2009, $118,608 was owed to Sweetwater.

H)
The Company incurred a total of $757,450 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $451,956 was owed at October 31, 2009 with such costs recorded as project costs.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

10.	Related Party Transactions-Cont’d

a)	On May 14, 2007, stock options to purchase 250,000 common shares at an exercise price of $0.50/per share were issued to each of three Officers/ Directors of the Company.
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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

11.	Income Taxes

The Company's current and deferred income taxes are as follows:
	2009	2008

Loss before income taxes	$(2,993,591)	$(10,579,162)
Expected income tax recovery at the statutory rates of 35% (2008 - 33%)	$(1,047,757)	$(3,491,123)
Increase in income taxes resulting from:
Permanent differences	382,076	2,441,371
Valuation allowance	665,681	1,049,752

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2009	2008

Net operating loss carry forward	$5,720,599	$2,978,374
Deferred Income tax on loss carry forward	$2,002,210	982,863
Valuation allowance for deferred income tax assets	$(2,002,210)	(982,863)

Deferred income taxes	$-	$-

As of October 31, 2009 the Company has non-capital losses of approximately $5,720,599 available to offset future taxable incomes which expire as follows:

2026	$621,064
2027	$967,856
2028	$1,389,454
2029	$2,742,225
$5,720,599

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

12.   Deferred Stock Compensation

The Company issued 1,000,000 restricted common shares each to three consultants in fiscal 2007, for a total of 3,000,000 common shares valued at $1,500,000.  The Company has expensed the entire consulting expenses of $1,500,000 as of October 31, 2009.

13. Advances to related parties

Advances to a related party include a net receivable of $36,000, after providing a reserve for doubtful receivable for $160,000, advanced interest free against demand promissory notes to the Company related through common directors and management.  The advance was used to cover common business expenses between the two Companies. The Company opted to create a reserve for $160,000 as a matter of prudence and caution due to the current unfavorable and challenging general economic conditions. The Company received $36,000 subsequent to the year end (see note 19-subsequent events)

14. Advances from non-related parties

On June 20, 2008, the Company received an advance of $247,000 from a non-related party which bears interest at an annual rate of eight percent and is due and payable within ninety days from receipt thereof.  The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party.  The Company received additional advances totaling $118,500 from this party during the twelve month period ended October 31, 2009. The total amount due as of October 31, 2009 is $ 407,673.

On February 17, 2009, the Company issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian Corporation (“War Eagle”).  War Eagle and the Company no longer share a common director.  Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described in this report).  In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights.  The total amount due as of October 31, 2009, including interest is $117,466.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

15. Convertible notes

Convertible notes consist of the following as of October 31, 2009:

Net carrying amount

a) $100,000 face value, 6% convertible note, due October 31, 2010	$57,191
b) $166,500 face value, 12% convertible note, due July 27, 2011	76,892
c) $20,000 face value, 12% convertible note, due October 26, 2011	8,036
142,119

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

The Company has evaluated the terms and conditions of the convertible note and the AIR under the guidance of ASC 815.  The embedded conversion option, indexed to a share of stock and a warrant, does not meet the conventional convertible exemption.  The warrant element of the conversion unit does not otherwise fall within the scope of the “indexed to the company’s own stock” exemption provided in ASC 815 and required bifurcation.  Further, certain redemption features that are indexed to equity risks are not clearly and closely related to the host debt agreement.  Accordingly, a compound embedded derivative was bifurcated from the contract and has been recorded as a derivative liability.  Similarly, the AIR embodies similar features that did not meet equity classification and accordingly derivative liability classification of the compound feature is also reflected in liabilities.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

15. Convertible notes (Cont’d)

Fair value of the compound embedded derivative and embedded warrants in the additional investment right were measured using the Monte Carlo Simulation technique and in applying this technique the Company was required to develop certain subjective assumptions.  Information and significant assumptions embodied in the valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of October 31, 2009 and October 31, 2008 are illustrated in the following table:
	October 31, 2009	October 31, 2008
Conversion price	$0.29	$0.29
Volatility	157%- 173%	79%-86%
Equivalent term (years)	0.97	3.964
Credit-risk adjusted yield	10.29%	10.3%-14.0%
Interest-risk adjusted rate	5.02%-6.0%	4.8%-5.10%

Since, as discussed above, the common share element of the conversion option did not require treatment as derivative financial instruments, the Company was required to evaluate the feature as potentially embodying a beneficial conversion feature under ASC 470. A beneficial conversion feature is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed. As a result of this evaluation under the aforementioned standards, the Company concluded that a beneficial conversion feature was present in the amount of $5,625 in the $100,000 face value convertible note. The amount is amortized using the effective interest method.
The derivative liabilities as of October 31, 2009 and 2008 consisted of the following:

	2009	2008
Derivative financial instrument

Compound embedded derivative	23,125	11,250

Additional investment rights	-	90,000

	23,125	101,250

The following table summarizes the effects on income (loss) associated with changes in the fair values of the derivative financial instruments by type for the year ended October 31, 2009 and the period from inception to October 31, 2008:

	2009	2008
Derivative financial instrument

Compound embedded derivative	11,875	4,375

Additional investment rights	(90,000)	35,000

	(78,125)	39,375

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

15.      Convertible notes (Cont’d)

b) On July 27, 2009, the Company issued 12% convertible notes to multiple investors with an aggregate face value of $166,500. The principal amount of the notes and interest is payable on July 27, 2011. While the note is outstanding, the investor has the option to convert the principal balance and interest, into common stock at a fixed conversion price of $0.10. In the event of certain defaults on the terms of the note, certain of which are indexed to equity risks, the holder can accelerate the payment of outstanding principal and interest (the “Default Put”).

The Company evaluated the notes for accounting purposes under ASC 815 and have determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature is not required. The notes were issued with a beneficial conversion feature, having a value of $49,950.

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $86,414 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $46,085 in accordance with ASC 470

As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $98,024.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $8,416 during the period from inception to October 31, 2009. Incremental, direct financing costs of $6,615 were allocated based on the relative fair value of the financial instruments issued.

c) On October 26, 2009, the Company issued 12% convertible notes to two investors with an aggregate face value of $20,000. The principal amount of the notes and interest is payable on October 26, 2011. While the note is outstanding, the investor has the option to convert the principal balance and interest, into common stock at a fixed conversion price of $0.10. In the event of certain defaults on the terms of the note, certain of which are indexed to equity risks, the holder can accelerate the payment of outstanding principal and interest (the “Default Put”).

The Company evaluated the notes for accounting purposes under ASC 815 and have determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature is not required. The notes were issued with a beneficial conversion feature, having a value of $6,000.

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $10,380 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $6,014 in accordance with ASC 470.

As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $12,014.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $50 during the period from inception to October 31, 2009.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008
(Amounts expressed in US Dollars)

16. Project expenses

During the year ended October 31, 2009 and 2008, the Company incurred project related expenses on the following mineral claims in Chile, Peru and USA:
	2009	2008
Don Javier (Peru)	$9,000	$240,344
Carrera Pinto (Chile)	$75,936	$576,052
Carrizal (Chile)	$69,798	$307,180
Cerro Blanco (Chile)	$8,099	$117,014
Corral (Chile)	$20,275	-
La Guanaca (Chile)	$13,343	$189,218
Venapai (Chile)	$410,500	$496,274
Yerba Buena (Chile)	$361,560	-
Others	$17,594	$74,098
Total	$986,105	$2,000,180

The above expenses include consulting, equipment rentals, contract labor, field wages, drilling and other project related expenses.

17. General and administration expenses

General and administration expense for the year ended October 31, 2009 and 2008 include the following:
	2009	2008
Non-cash compensation expense relating to the issue of options and warrants	$341,946	$915,953
Non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants	$145,833	$916,666
Legal and audit	$163,774	$127,493
Office, payroll and other general expenses	$534,567	$1,006,558
Total	$1,186,120	$2,966,670

18.   Geographic location of assets

Except for Cash and Cash equivalent for $6,153 and $1,651 located in USA and Canada respectively, and mining claims of $200 located in Peru, all other assets in the financial statements are located in Chile.

19.   Subsequent events

The Company has reviewed subsequent events up to January 19, 2010. Subsequent events are as follows:

Effective January 15, 2010, George Orr resigned as a Director of the Company. There were no disagreements between the Company and Mr. Orr.

Subsequent to the year, advances receivable from the related party for $36,000 was repaid.