Form 10-Q
period 2010-01-31
Pacific Copper Corp.
filed 2010-03-17
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

Commission file number 000-52495

PACIFIC COPPER CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0504006
(State of incorporation)	(I.R.S. Employer Identification No.)

3040 N. Campbell Avenue, Suite 110, Tucson, Arizona 85719
 (Address of principal executive offices including zip code)

 (520) 989-0221; FAX (520) 623-3326
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer   ☐ Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of registrant’s common stock outstanding as of January 31, 2010 was   49,561,600.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
(Unaudited- Prepared by Management)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2010

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Consolidated Balance Sheets as of January 31, 2010 and October 31, 2009	2

Interim Consolidated Statements of Operations for the three months ended January 31, 2010
and January 31, 2009 and the period from Inception (May 18, 1999) to January 31, 2010	3

Interim Consolidated Statements of Changes in Stockholders' Equity for the three months ended
January 31, 2010 and from Inception (May 18, 1999) to January 31, 2010.	4

Interim Consolidated Statements of Cash Flows for the three months ended January 31, 2010
and January 31, 2009 and from Inception (May 18, 1999) to January 31, 2010.	5

Condensed Notes to Interim Consolidated Financial Statements	6-21

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
January 31, 2010 and October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	January 31,	October 31,
	2010	2009
	$	$
ASSETS
Current
Cash and cash equivalents	23,863	9,349
Prepaid expenses and other receivables	3,500	5,782
Deferred financing costs	3,445	4,023
Advances to a related party (note12)	-	36,000
Total Current Assets	30,808	55,154
Plant and Equipment, net (note 4)	100,720	108,894
Mining claims (note 8)	900	900

Total Assets	132,428	164,948

LIABILITIES
Current
Accounts payable	551,571	350,832
Accrued liabilities	62,483	84,208
Due to related parties (note 10)	1,081,304	1,055,033
Derivative financial instrument (note14)	23,125	23,125
Advances from non-related party (note13)	552,914	525,139
Advances from related party (note10)	-	-

Total Current Liabilities	2,271,397	2,038,337
Convertible notes (note14)	160,702	142,119
Total Liabilities	2,432,099	2,180,456

Going Concern (note 2)
Commitments and Contingencies (note 9)
Related Party Transactions (note 10)

STOCKHOLDERS' DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (October 31, 2008 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 49,561,600 issued and outstanding (October 31, 2009 - 49,561,600)	4,956	4,956
Additional Paid-in Capital	15,114,485	15,092,695
Accumulated other comprehensive income	3,049	2,913
Non-controlling Interest	54,774	54,834
Deficit Accumulated During the Exploration Stage	(17,476,935)	(17,170,906)

Total Deficiency	(2,299,671)	(2,015,508)

Total Liabilities and Deficiency	132,428	164,948

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the three months ended January 31, 2010 and January 31, 2009 and the
Period from Inception (May 18, 1999) to January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

		For the	For the
		quarter	quarter
	Cumulative	ended	ended
	since	January 31,	January 31,
	inception	2010	2009
	$	$	$

Operating Expenses

General and administration (note 16)	5,747,609	142,143	342,543
Project expenses (note 15)	5,293,511	107,950	491,563
Mineral claims acquisition cost expense (note 8)	6,273,571	-	-
Amortization	97,381	8,174	15,289

Total Operating Expenses	17,412,072	258,267	849,395

Loss from Operations	(17,412,072)	(258,267)	(849,395)

Other income-Interest	54,508	-	-

Other expense-Interest	(158,684)	(47,823)	(19,070)

Other expense-Derivative Financial Instrument	38,750	-	(22,500)

Loss before Income Taxes	(17,477,498)	(306,090)	(890,965)

Provision for income taxes	-	-	-

Net Loss	(17,477,498)	(306,090)	(890,965)

Net Loss attributable to Non-controlling interests	563	61	16

Net Loss attributable to Pacific Copper Corp.
Stockholders	(17,476,935)	(306,029)	(890,949)

Loss per share-Basic and Diluted		(0.01)	(0.02)

Weighted Average Common Shares
Outstanding		49,561,600	44,561,600

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to January 31, 2010
(Amounts expressed in US Dollars)

						Deficit	Accumulated				Comprehensive
						Accumulated	Other	Total			Income (loss)
	Common Stock		Additional	Deferred	Stock	during the	Comprehensive	Pacific			attributable to
			Paid-in	Stock	Subscription	Exploration	Income	Copper	Non-	Total	Pacific Copper
								Corp.
								Stockholders'
	Number	Amount	Capital	Compensation	Receivable	Stage	(Loss)	Equity	Controlling	Deficiency	Corp. Stockholders
								(Deficiency)	Interests
	of Shares	$	$	$	$	$	$	$	$	$	$

Common stock issued on inception	1		1					1		1
Common shares issued for nil consideration	7,605,932	761	(761)			-		-		-
Cancelled shares	(1)	-	(1)					(1)		(1)
Contributed Services			8,743					8,743		8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-			(8,743)		(8,743)		(8,743)	(8,743)
Balance, October 31, 2004	7,605,932	761	7,982	-		(8,743)		-		-	(8,743)
Contributed Services			1,178					1,178		1,178
Net Loss			-			(1,178)		(1,178)		(1,178)	(1,178)
Balance October 31, 2005	7,605,932	761	9,160	-		(9,921)		-		-	(1,178)
Common shares issued for cash	4,710,000	471	470,529			-		471,000		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500					500,000		500,000
Net Loss	-	-	-			(647,453)		(647,453		(647,453)	(647,453)
Balance, October 31, 2006 (audited)	17,315,932	1,732	979,189	-		(657,374)		323,547		323,547	(647,453)
Common shares issued for cash	660,000	66	65,934					66,000		66,000
Common shares issued for cash	2,000,000	200	199,800					200,000		200,000
Common shares issued for cash	4,520,000	452	2,259,548					2,260,000		2,260,000
Stock subscription received			30,000					30,000		30,000
Stock Issuance cost			(72,800)					(72,800)		(72,800)
Common shares issued for stock subscriptions received	60,000	6	(6)					-		-
Common shares issued for cash	1,590,000	159	794,841					795,000		795,000
Common shares issued for services	3,000,000	300	1,499,700	(1,062,499)				437,501		437,501
Stock based compensation			294,574					294,574		294,574
Compensation expense on issue of warrants			21,093					21,093		21,093
Stock Issuance cost			(43,750)					(43,750)		(43,750)
Net Loss	-	-	-			(2,940,779)		(2,940,779)		(2,940,779)	(2,940,779)
Balance October 31, 2007 (audited)	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)		1,370,386		1,370,386	(2,940,779)
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000	24,556	2,449,556
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225	30,750	3,074,975
Common shares issued for cash (net)	3,157,143	316	1,027,334		(175,000)			852,650		852,650
Common shares issued for cash (net)	743,572	75	246,805					246,880		246,880
Stock subscription received					175,000			175,000		175,000
Common shares issued for cash (net)	576,501	57	201,228					201,285		201,285
stock based compensation			679,971					679,971		679,971
Compensation expense on issue of warrants	-	-	235,982	-		-		235,982		235,982
Amortization of deferred stock compensation				916,666				916,666		916,666
Beneficial conversion feature of the convertible note financing transaction			5,625					5,625		5,625
Foreign currency translation							1,053	1,053	11	1,064	1,053
Net Loss for the year ended October 31, 2008	-	-	-	-		(10,579,162)		(10,579,162)	(356)	(10,579,518)	(10,579,162)
Balance October 31, 2008 (audited)	44,561,600	4,456	13,893,200	(145,833)	-	(14,177,315)	1,053	(424,428)	54,961	(369,478)	(10,578,109)
Stock based compensation			256,091					256,091		256,091
Compensation expense on issue of warrants			85,855					85,855		85,855
Amortization of deferred stock compensation				145,833				145,833		145,833
Beneficial conversion feature of convertible debt			55,950					55,950		55,950
Fair value of warrants issued			52,099					52,099		52,099
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	749,500					750,000		750,000
Foreign currency translation							1,860	1,860	19	1,879	1,860
Net Loss for the year ended October 31, 2009						(2,993,591)		(2,993,591)	(146)	(2,993,737)	(2,993,591)
Balance October 31, 2009	49,561,600	4,956	15,092,695	-		(17,170,906)	2,913	(2,070,312)	54,834	(2,015,508)	(2,991,731)
Stock based compensation			21,790					21,790		21,790
Foreign currency translation							136	136	1	137	136
Net Loss for the period ended January 31, 2010						(306,029)		(306,029)	(61)	(306,090)	(306,029)
Balance January 31, 2010	49,561,600	4,956	15,114,485	-	-	(17,476,935)	3,049	(2,354,415)	54,774	(2,299,671)	(305,893)

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the three months ended January 31, 2010 and January 31, 2009 and from inception (May 18, 1999) to January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	Cumulative
	Since	January 31,	January 31,
	Inception	2010	2009
Cash Flows from Operating Activities
Net Loss	(17,476,935)	(306,029)	(890,949)
Adjustment for:
Amortization	97,381	8,174	15,289
Stock based compensation	1,252,426	21,790	64,904
Compensation expense on issue of warrants	342,930	-	26,737
Expenses credited (debited) to Additional Paid-in Capital	7,932	-	-
Shares issued for mineral claims	6,719,225	-	-
Amortization of deferred stock compensation	1,500,000	-	62,500
Interest on loans	66,369	11,775	6,919
Fair value adjustment to compound derivative	16,250	-	2,500
Fair value adjustment to additional investment rights	(55,000)	-	20,000
Amortization of debt discount	51,740	18,583	4,902
Changes in non-cash working capital
Prepaid expenses	(3,500)	2,282	18,704
Deferred financing costs	(3,445)	578
Advances to related parties	-	36,000	150,000
Accounts payable	395,163	44,331	(11,590)
Accrued liabilities	62,483	(21,725)	(66,389)
Due to related parties	1,237,712	182,679	402,206
Minority Interest	54,743	(61)	(16)

Net cash used in operating activities	(5,734,526)	(1,623)	(194,283)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	-
Acquisition of mineral claims	(900)	-	-

Net cash used in investing activities	(199,001)	-	-

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	-	-
Advances from non-related parties	486,545	16,000	100,000
Advances from related parties	-	-	-
Convertible notes	286,500	-	-

Net cash provided by financing activities	5,954,310	16,000	100,000

Effect of foreign currency exchange rate changes	3,080	137	1,498
Net increase (decrease) in Cash	23,863	14,514	(92,785)
Cash- beginning of period	-	9,349	110,746

Cash - end of period	23,863	23,863	17,961

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements  have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended October 31, 2009. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at January 31, 2010 and October 31, 2009, the results of its operations for the three month periods ended January 31, 2010 and January 31, 2009, and its cash flows for the three-month periods ended January 31, 2010 and January 31, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended January 31, 2010 are not necessarily indicative of results to be expected for the full year.
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

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $306,029 for the three month period ended January 31, 2010.  This loss includes a non-cash stock based compensation expense for $21,790. At January 31, 2010, the Company had an accumulated deficit during the exploration stage of $17,476,935.  During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-“Convertible Note Financing Transaction”). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
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
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	January 31, 2010		October 31, 2009
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	386	151	386	124
Computer equipment	6,529	3,461	6,529	3,212
Operating equipment	191,185	93,768	191,185	85,870

	198,100	97,380	198,100	89,206

Net carrying amount	$100,720		$108,894

5.	Issuance of Common Shares
Year ended October 31, 2009

As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide or leachable copper properties located in Atacama Region III, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 5,000 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the “El Corral Property”, consisting of approximately 3,600 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008. Under the Gareste Agreement the Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the “Gareste Oxide Shares”).  The Company expensed $749,700, relating to the issue of 5,000,000 common shares calculated at $0.15 per common share net of capitalization for $300 for mineral property claims.  Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction. In addition to the Gareste Oxide Shares, the Company granted the following royalties to Gareste: the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased at any time prior to the commencement of production for $2,000,000.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Issuance of Common Shares –Cont’d

Three months ended January 31, 2010

The Company did not raise any capital during the three month period ended January 31, 2010.

6.	Stock Purchase Warrants

	Number of Warrants Granted	Exercise Prices	Expiry Date
		$
Outstanding at October 31, 2007 and average exercise price	4,318,100	0.7
Granted in year 2008	1,623,571	0.5	4/30/2010
Granted in year 2008	175,857	0.5	6/6/2010
Granted in year 2008	208,928	0.5	7/30/2010
Granted in year 2008	253,248	0.5	9/12/2010
Granted in year 2008	500,000	0.5	9/23/2013
Granted in year 2008	35,000	0.5	10/24/2010
Outstanding at October 31, 2008 and average exercise price	7,114,704	0.62
Granted in year 2009	1,865,000	0.25	7/27/2011
Expired in year 2009	(3,085,000)	0.75
Expired in year 2009	(233,100)	0.5
Outstanding at October 31, 2009 and average exercise price	5,661,604	0.43
Granted in 2010	-	-
Outstanding at January31, 2010 and average exercise price	5,661,604	0.43

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Stock Purchase Warrants-Cont’d

Year ended October 31, 2009

On July 27, 2009 and October 26, 2009, the Company issued 12% convertible notes to multiple investors with an aggregate face value of $186,500. In conjunction with the offering the Company issued warrants to the investors indexed to 1,865,000 shares of common stock with an exercise price of $.25 per share and exercisable for a period of 2 years.

Three months ended January 31, 2010

The Company did not issue any warrants during the three month period ended January 31, 2010

7.	Stock Based Compensation

On August 8, 2006, the Board of Directors approved a stock option plan (the"2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company.  Options may have a term of up to 10 years.  The aggregate number of shares of common stock originally authorized under the plan was 5,000,000. Since adoption of the Plan an additional 900,000 shares were authorized for issuance pursuant to the Plan’s “evergreen share reserve increase” provision.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

During the three month period ended January 31, 2010, no stock options were granted.

During the three month period ended January 31, 2010, the Company has recognized in its financial statements, stock-based compensation costs as per the following details.  The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

Date of grant	14-May	20-Jul	1-Aug	9-Aug	20-Feb	1-Mar	15-May	24-Sep
	2007	2007	2007	2007	2008	2008	2008	2008	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%	5.00%	5.00%	5.00%	2.95%
Volatility factor	50%	50%	50%	50%	100%	98%	86%	84%
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years	2 years	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.51	$0.40	$0.50	$0.35	$0.50

Total number of options granted	1,750,000	250,000	1,700,000	650,000	250,000	490,000	200,000	50,000	5,340,000
Total number of options forfeited/cancelled/Expired/Exercised	-	-	-	-	-	(110,000)	-	-	(110,000)
Grant date fair value	$0.24	$0.24	$0.24	$0.24	$0.22	$0.27	$0.25	$0.13

Stock-based compensation cost expensed during the period ended January 31, 2010	$ nil	$ nil	$8,017	$ nil	$ nil	$12,952	$ nil	$821	$21,790

Unexpended Stock -based compensation cost deferred over the vesting period	$ nil	$ nil	$ nil	$ nil	$ nil	$4,331	$ nil	$2,122	$6,453

As of January 31, 2010 there was $6,453 of unrecognized expenses related to non-vested stock-based compensation arrangements granted.  The stock-based compensation expense for the three month period ended January 31, 2010 was $21,790

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Mining Claims

(a)       On December 17, 2007, Pacific Copper acquired Pacific Copper Peru SRL (“Pacific Peru”), a limited liability partnership organized under the laws of Peru pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  The 1% minority interest was credited with $24,495.  As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims.  The Company does not consider either of the mineral claim groups acquired in the transaction (as listed below) to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to this acquisition the Company through Pacific Peru acquired interests in two mineral claims which were capitalized at $100 each.
Pursuant to the terms of the Closing Agreement, the former partners of Pacific Peru must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow.  As of the date of this report, the Peru Consideration Shares remain in escrow.

(b)       On January 8, 2008, Pacific Copper acquired Pacific LTDA, a limited liability partnership organized under the laws of Chile, pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA.  Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  The 1% minority interest was credited with $30,750.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Company expensed $3,074,576, relating to the issue of 6,088,452 common shares calculated at $0.50 per common share and the allocation of minority interest for $30,750 net of capitalization for $400 for mineral property claims.  Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction (as listed below).  The Company does not consider either of the foregoing mineral claims owned by Pacific LTDA to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:
Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

The conditions under the Chile Agreement have been satisfied or waived, and the Chile Consideration shares were issued to the former partners of Pacific LTDA in 2009.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Mining Claims-Cont’d

(c)       As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region III, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 5000  hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the “El Corral Property”, consisting of approximately 3600  hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed. Under the Gareste Agreement the Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the “Gareste Oxide Shares”).  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000.  The Company expensed $749,700, relating to the issue of 5,000,000 common shares calculated at $0.15 per common share net of capitalization for $300 for mineral property claims.  Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction (as listed below).  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:
Venado
El Corral
La Mofralla

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
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

On August 22, 2007 the Company entered into an agreement with Kriyah for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and was to receive payments of $4000 each month thereafter.  Commencing in January of 2009, this amount was reduced to $2,500 per month, and as of March, 2009, to $250 per month.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company’s maximum obligation under the lease guarantee, as of July 31, 2009, is $212,774 in the event of a lease default with full acceleration of rent. The lease which was executed by War Eagle Mining Corporation, a Canadian corporation which at the time of execution was related to the Company through common directors, (“War Eagle”) as Lessee, is now in default and Kriyah subsequently moved its office location. The War Eagle lease is also guaranteed by Zoro Mining Corp. (a related Company).  Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company. The potential liability as a result of this default is not determinable at this time. Expense, if any, will be recorded in the period in which any liability becomes known.

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
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies-Cont’d
On February 12, 2008, the Company’s subsidiary, Pacific LTDA, entered into an Operator Agreement (the “Chile Operator Agreement”) with Gareste Limitada, a limited liability partnership organized under the laws of Chile (“Gareste”).  Pursuant to the Chile Operator Agreement Gareste will prepare and submit proposed annual work programs and accompanying budgets to Pacific LTDA covering the exploration and, if warranted, development of certain mineral concessions held by Pacific LTDA.  Gareste will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs.  Gareste’s overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Pacific LTDA.  The Chile Operator Agreement is terminable by either party upon 90-days’ prior notice.  Harold Gardner, a member of the Company’s board of directors, is a 50% owner and co-managing partner in Gareste.

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

The Company, through Pacific LTDA, also executed a letter of intent dated September 9, 2009 with Gareste to acquire its interest in the “Yerbas Buenas” oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III, Chile (the “Yerbas Buenas LOI”). By letter agreement dated February 22, 2010 (see note 18-Subsequent events), the Company agreed with Gareste to terminate the Yerbas Buenas LOI. . The Company determined from its exploration efforts that the property appears to principally contain silver mineralization, and therefore is not of primary interest to the Company.  In exchange for the release of this property back to Gareste, and in consideration of exploration efforts expended by the Company during the pendency of the Yerbas Buenas LOI, Gareste has agreed to convey to Pacific Copper a 2% Net Smelter Return royalty on mineral production from the property, capped at US$250,000.

Pacific Copper Corp. through its Chilean subsidiary Pacific Copper Chile Limitada, entered into a mineral property acquisition agreement (“MPAA”) with Gareste Limitada to purchase the San Enrique property located in Atacama Region III, Chile and comprising 100 hectares. In consideration Pacific Copper will issue 7 million shares of its capital stock and shall grant a 2% Net Smelter Return (NSR) royalty to Gareste Limitada, capped at US$6 million, one half (1/2) of which can be repurchased by Pacific Copper or its subsidiary at any time prior to commencement of any commercial production by making a payment of US$2 million to Gareste Limitada. On February 22, 2010, (see note 18) the Company, its subsidiary Pacific Copper Chile Ltda. (“Pacific LTDA”)  and Sociedad Gareste Limitada (“Gareste”) amended (the “Amendment”) the MPAA.  Gareste is the private Chilean limited liability partnership in which one of the Company’s directors, Harold Gardner, is a 50% owner and co-managing partner. Under the terms of the Amendment, Gareste agreed to include in the purchase additional mineral exploration concessions adjacent to San Enrique, comprising 160 hectares, and applications for another 2,000 hectares of adjacent concessions that overstake current concessions with senior rights in third-parties. The parties have also agreed to extend the Closing Date of the MPAA to June 30, 2010 and to grant and extend to Gareste a specific right of rescission (“Rescission Right”) of the transaction, which after closing, and if exercised, will obligate the Company and Pacific LTDA to convey the mineral titles back to Gareste if the Company does not raise and add to its treasury the net sum of US$1.6 million dollars within six (6) months of the Effective Date of the Amendment, or if US$1 million is not expended by Pacific Copper Chile and the Company on the Property and related project overhead within eighteen (18) months of the Effective Date.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies-Cont’d

The share portion of the consideration payable by the Company to the vendor, under the MPAA and the Amendment, amounting to 7 million shares of the Company, shall be placed in escrow pending the satisfaction of closing conditions and the further satisfaction of the conditions that would otherwise give rise to the Rescission Right. In the case that the Rescission Right is exercised, Gareste is obligated to release from escrow and return any share consideration received for this transaction back to the Company. The other terms of the MPAA remain unchanged..

On January 20, 2010, the Company executed an engagement agreement with an agent to whom the Company agreed to pay a non-refundable work fee of $25,000 for a term of 6 months, plus a cash advance against expenses of $3,500. The agent will endeavor to obtain up to $2.1 million in funding for the Company, on terms and conditions acceptable to the Company. The Company will compensate the agent with a commission of 9% of the total amount of the financing and issue warrants equal to 10% of the total number of shares issued by the Company under the financing, with amounts advanced for the work fee to be adjusted against any commissions earned.

10.	Related Party Transactions

Three month period ended January 31, 2010

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)
During the three month period ended January 31, 2010, the Company expensed stock based compensation for $8,017 relating to the vesting of the stock options issued in years 2007 and 2008 to its director.

B)
A director of the Company provided consulting geological services to the Company and a total of $22,500 was expensed to a private Company with director in common. $136,500 was owed to this private company as of January 31, 2010.

C)
A director of the Company provided consulting services to the Company and a total of $22,500 was expensed to a private company with director in common.  $302,041 was owed to this private company as of January 31, 2010 which also includes non-reimbursed expenses.

D)
The Company expensed $35,344 being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the  President, CEO, Director and Chairman of the Board of Directors of the Company. As of January 31, 2010, $134,913 was owed which also included non-reimbursed expenses.

E)	The Secretary of the Company is an employee of Kriyah and was paid $10,283 by Kriyah, including payroll burden and benefits that was charged to the Company.

G)
The Company incurred a total of $53,464 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $505,419 was owed at January 31, 2010 with such costs recorded as project costs.

H)	The Company owed $2,432 to the CFO as of January 31, 2010 for services rendered relating to the year 2009.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.      Deferred Stock Compensation

The Company issued 1,000,000 restricted common shares each to three consultants in fiscal 2007, for a total of 3,000,000 common shares valued at $1,500,000.  The Company has expensed the entire consulting expenses of $1,500,000 as of October 31, 2009.

12.      Advances to a related party

Advances to a related party include a net receivable of $nil, after providing a reserve for doubtful receivable for $160,000, advanced interest free against demand promissory notes to the Company related through common directors and management.  The advance was used to cover common business expenses between the two Companies. The Company opted to create a reserve for $160,000 as a matter of prudence and caution due to the current unfavorable and challenging general economic conditions.

13.      Advances from non-related parties

On June 20, 2008, the Company received an advance of $247,000 from a non-related party which bears interest at an annual rate of eight percent and is due and payable within ninety days from receipt thereof.  The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party.  The Company received additional advances totaling $18,500 from this party during the twelve month period ended October 31, 2009. The Company received additional advances totaling $16,000 from this party during the three month period ended January 31, 2010. The total amount due including interest as of January 31, 2010 is $319,887.

On November 28, 2008, the Company received an advance of $100,000 from another non related party which bears interest at an annual rate of 10% and is due within twelve months from receipt thereof. The total amount due as of January 31, 2010, including interest is $111,781.

On February 17, 2009, the Company issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian Corporation (“War Eagle”).  War Eagle and the Company no longer share a common director.  Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described in this report).  In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights.  The total amount due as of January 31, 2010, including interest is $121,246.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.      Convertible notes

Convertible notes consist of the following as of October 31, 2009:

Net carrying amount

a) $100,000 face value, 6% convertible note, due October 31, 2010	$65,765
b) $166,500 face value, 12% convertible note, due July 27, 2011	85,924
c) $20,000 face value, 12% convertible note, due October 26, 2011	9,013
160,702

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.      Convertible notes-Cont’d

Fair value of the compound embedded derivative and embedded warrants in the additional investment right were  measured using the Monte Carlo Simulation technique. The common share element of the conversion option did not require treatment as derivative financial instruments, the Company was required to evaluate the feature as potentially embodying a beneficial conversion feature under ASC 470. A beneficial conversion feature is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed. As a result of this evaluation under the aforementioned standards, the Company concluded that a beneficial conversion feature was present in the amount of $5,625 in the $100,000 face value convertible note. The amount is amortized using the effective interest method.
The derivative liabilities as of January 31, 2010 consisted of the following:

Derivative financial instrument
Compound embedded derivative	23,125
Additional investment rights	-
23,125

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

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $86,414 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $46,085 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $98,024.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $9,032 during the three month period ended January 31, 2010.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Convertible notes-Cont’d

The Company evaluated the notes for accounting purposes under ASC 815 and have determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature is not required. The notes were issued with a beneficial conversion feature, having a value of $6,000.
In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $10,380 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $6,014 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $12,014.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $977 during the three month period ended January 31, 2010.

15.	Project expenses

During the three month period ended January 31, 2010 and 2009, the Company incurred project related expenses on the following mineral claims in Chile:

	2010	2009
Cerro Blanco (Chile)	$4,018	-
San Enrique (Chile)	$357	-
Corral (Chile)	-	$2,640
Carrera Pinto (Chile)	$162	$4,177
Carrizal (Chile)	-	$546
La Mofralla (Chile)	-	$2,250
La Guanaca (Chile)	-	$4,803
Venapai (Chile)	-	$140,998
Yerbas Buenas (Chile)	-	$134,271
Site Administration	$103,413	$201,878
Total	$107,950	$491,563

The above expenses include consulting, claims, equipment rentals, contract labor, field wages, drilling and other project related expenses.

16.	General and administration expenses

General and administration expense for the three month period ended January 31, 2010 and 2009 include the following:

	2010	2009
Non-cash compensation expense relating to the issue of options and warrants	$21,790	$91,641
Non cash expense relating to the amortization of deferred stock compensation
relating to issue of stock to consultants	-	$62,500
Legal, accounting and audit	$4,453	$72,166
Office, payroll and other general expenses	$115,900	$116,236
Total	$142,143	$342,543

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

17.	Reclassifications

Certain amounts have been reclassified to conform to current period presentation. Specifically the Company has adopted ASC TOPIC 810-Non-Controlling Interests in Consolidated Financial Statements. The objective of this Statement is to improve the relevance, comparability and transparency of the financial information that the Company provides.

18.	Subsequent Events

The Company has reviewed subsequent events up to March 10, 2010. Subsequent events are as follows:

The Company executed a consulting agreement effective February 8, 2010, whereby the Company authorized the issuance of 300,000 restricted common shares to the consultant as compensation for investor relation services for a period of 2 years.

On February 22, 2010, the Company, its subsidiary Pacific Copper Chile Ltda. (“Pacific LTDA”)  and Sociedad Gareste Limitada (“Gareste”) amended (the “Amendment”) the Mineral Property Acquisition Agreement (“MPAA”) dated June 11, 2009 to purchase the San Enrique property located in Atacama Region III, Chile (“San Enrique”) from Gareste.  Gareste is the private Chilean limited liability partnership in which one of the Company’s directors, Harold Gardner, is a 50% owner and co-managing partner. Under the terms of the Amendment, Gareste agreed to include in the purchase additional mineral exploration concessions adjacent to San Enrique, comprising 160 hectares, and applications for another 2,000 hectares of adjacent concessions that overstake current concessions with senior rights in third-parties. The parties have also agreed to extend the Closing Date of the MPAA to June 30, 2010 and to grant and extend to Gareste a specific right of rescission (“Rescission Right”) of the transaction, which after closing, and if exercised, will obligate the Company and Pacific LTDA to convey the mineral titles back to Gareste if the Company does not raise and add to its treasury the net sum of US$1.6 million dollars within six (6) months of the Effective Date of the Amendment, or if US$1 million is not expended by Pacific Copper Chile and the Company on the Property and related project overhead within eighteen (18) months of the Effective Date. The share portion of the consideration payable by the Company to the vendor, under the MPAA and the Amendment, amounting to 7 million shares of the Company, shall be placed in escrow pending the satisfaction of closing conditions and the further satisfaction of the conditions that would otherwise give rise to the Rescission Right. In the case that the Rescission Right is exercised, Gareste is obligated to release from escrow and return any share consideration received for this transaction back to the Company. The other terms of the MPAA remain unchanged.

By letter agreement dated February 22, 2010, the Company also agreed with Gareste to terminate the Letter of Intent dated September 9, 2008 between the parties for the Company’s purchase of the Yerbas Buenas property located in Atacama Region III, Chile (the “Yerbas Buenas LOI”),  . The Company has determined from its exploration efforts that the Property appears to principally contain silver mineralization, and therefore is not of primary interest to the Company.  In exchange for the release of this property back to Gareste, and in consideration of exploration efforts expended by the Company during the pendency of the Yerbas Buenas LOI, Gareste has agreed to convey to Pacific Copper a 2% Net Smelter Return royalty on mineral production from the property, capped at US$250,000.

On February 16, 2010 and February 24, 2010, the Company received an advance of $375 (CDN $400) and $11,700 (CDN $12,500) payable on demand with interest payable at 10% per annum.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2010

Discussion of Operations & Financial Condition
Three months ended January 31, 2010

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $306,029 for the three month period ended January 31, 2010.  This loss includes a non-cash stock based compensation expense for $21,790. At January 31, 2010, the Company had an accumulated deficit during the exploration stage of $17,476,935.  During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes. The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. . The Company did not raise any share capital during the three months ended January 31, 2010. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities.  There is no assurance that we will be successful in obtaining such financing.

As of the date of the filing of this report, the Company has very little cash.  As of the quarter ended January 31, 2010, the Company’s current liabilities were $2,271,397 while current assets were $30,808.  Management has taken steps to reduce operating costs.  These steps include deferral of salaries for senior management, deferral of payments to consultants and service providers, and reduction of all exploration activities.

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

SELECTED QUARTER INFORMATION

	January 31, 2010	January 31, 2009

Revenues	$ Nil	$ Nil
Net Loss attributable to Pacific
Copper Corp. stockholders	$306,029	$890,949
Loss per share-basic and diluted	$(0.01)	$(0.02)
Total Assets	$132,428	$200,168
Total Liabilities	$2,432,099	$1,304,972
Cash dividends declared per share	Nil	Nil

Total assets for the quarter ended January 31, 2010 include cash and cash equivalents for $23,863, prepaid expenses for $3,500, capital assets for $100,720 and mining claims for $900. For the quarter ended January 31, 2009,  total assets includes cash and cash equivalents for $17,961, prepaid expenses for $16,453, advances to a related party for $25,000, capital assets for $140,154 and mining claims for $600

Revenues

No revenue was generated by the Company’s operations during the three month period ended January 31, 2010 and January 31, 2009.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three month period ended January 31, 2010 is general and administrative expense of $142,143, as compared with $342,543 for the three month period ended January 31, 2009.  General and administrative expense represents approximately 55.04% of the total operating expense for the quarter ended January 31, 2010. This expense for the quarter ended January 31, 2010 includes professional, consulting, office and general and non cash compensation expense relating to the issue of options and warrants for $21,790 (prior period: $91,641)and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $nil (prior period $62,500).

(b) Project Expense

Included in operating expenses for the three month period ended January 31, 2010 is project expenses of $107,950 as compared with $491,563 for the three month period ended January 31, 2009.  Project expense represents approximately 41.80 % of the total operating expense for the three month period ended January 31, 2010. This expense includes consulting, claims, equipment rentals, contract labor, field wages, drilling and other project related expenses incurred during the quarter on the mineral claims in Chile.

(c) Mineral claims acquisition cost expense

(1)           On December 17, 2007, Pacific Copper acquired Pacific Copper Peru SRL (“Pacific Peru”), a limited liability partnership organized under the laws of Peru pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  The 1% minority interest was credited with $24,495.  As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims.  The Company does not consider either of the mineral claim groups acquired in the transaction (as listed below) to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to this acquisition the Company through Pacific Peru acquired interests in two mineral claims which were capitalized at $100 each.
Pursuant to the terms of the Closing Agreement, the former partners of Pacific Peru must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow.  As of the date of this report, the Peru Consideration Shares remain in escrow.

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

Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca
The conditions under the Chile Agreement have been satisfied or waived, and the Chile Consideration shares were issued to the former partners of Pacific LTDA in 2009.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand as of January 31, 2010:

	January 31, 2010

Cash and cash equivalent		$23,863
Working capital (deficit)		$(2,240,589)
Cash used in operating activities		$(1,623)
Cash used in investing activities	$	nil
Cash provided by financing activities		$16,000

As at January 31, 2010, the Company had a working capital deficit of $2,240,589.  During the three-month period ended January 31, 2010, the Company did not spend any funds on investment activity.  The Plant and Equipment as on January 31, 2010 is $100,720.

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

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of January 31, 2010 and January 31, 2009.

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

On August 22, 2007 the Company entered into an agreement with Kriyah for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and was to receive payments of $4000 each month thereafter.  Commencing in January of 2009, this amount was reduced to $2,500 per month, and as of March, 2009, to $250 per month.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company’s maximum obligation under the lease guarantee, as of July 31, 2009, is $212,774 in the event of a lease default with full acceleration of rent. The lease which was executed by War Eagle Mining Corporation, a Canadian corporation which at the time of execution was related to the Company through common directors, (“War Eagle”) as Lessee, is now in default and Kriyah subsequently moved its office location. The War Eagle lease is also guaranteed by Zoro Mining Corp. (a related Company).  Kriyah’s Manager, Andrew A. Brodkey, is also the President and CEO of the Company. The potential liability as a result of this default is not determinable at this time. Expense, if any, will be recorded in the period in which any liability becomes known.

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

On February 12, 2008, the Company’s subsidiary, Pacific LTDA, entered into an Operator Agreement (the “Chile Operator Agreement”) with Gareste Limitada, a limited liability partnership organized under the laws of Chile (“Gareste”).  Pursuant to the Chile Operator Agreement Gareste will prepare and submit proposed annual work programs and accompanying budgets to Pacific LTDA covering the exploration and, if warranted, development of certain mineral concessions held by Pacific LTDA.  Gareste will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs.  Gareste’s overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Pacific LTDA.  The Chile Operator Agreement is terminable by either party upon 90-days’ prior notice.  Harold Gardner, a member of the Company’s board of directors, is a 50% owner and co-managing partner in Gareste.

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

The Company, through Pacific LTDA, also executed a letter of intent dated September 9, 2009 with Gareste to acquire its interest in the “Yerbas Buenas” oxide copper property (the “Yerbas Buenas LOI”), located 130 km southeast of the city of Copiapo, Atacama Region III, Chile. By letter agreement dated February 22, 2010 (see note 18-Subsequent events), the Company agreed with Gareste to terminate the Yerbas Buenas LOI. . The Company has determined from its exploration efforts that the Property appears to principally contain silver mineralization, and therefore is not of primary interest to the Company.  In exchange for the release of this property back to Gareste, and in consideration of exploration efforts expended by the Company during the pendency of the Yerbas Buenas LOI, Gareste has agreed to convey to Pacific Copper a 2% Net Smelter Return royalty on mineral production from the property, capped at US$250,000.

Pacific Copper Corp. through its Chilean subsidiary Pacific Copper Chile Limitada, entered into a mineral property acquisition agreement with Gareste Limitada to purchase the San Enrique property located in Atacama Region III, Chile and comprising 100 hectares. In consideration Pacific Copper will issue 7 million shares of its capital stock and shall grant a 2% Net Smelter Return (NSR) royalty to Gareste Limitada, capped at US$6 million, one half (1/2) of which can be repurchased by Pacific Copper or its subsidiary at any time prior to commencement of any commercial production by making a payment of US$2 million to Gareste Limitada. On February 22, 2010, (see note 18) the Company, its subsidiary Pacific Copper Chile Ltda. (“Pacific LTDA”)  and Sociedad Gareste Limitada (“Gareste”) amended (the “Amendment”) the Mineral Property Acquisition Agreement (“MPAA”)  Gareste is the private Chilean limited liability partnership in which one of the Company’s directors, Harold Gardner, is a 50% owner and co-managing partner. Under the terms of the Amendment, Gareste agreed to include in the purchase additional mineral exploration concessions adjacent to San Enrique, comprising 160 hectares, and applications for another 2,000 hectares of adjacent concessions that overstake current concessions with senior rights in third-parties. The parties have also agreed to extend the Closing Date of the MPAA to June 30, 2010 and to grant and extend to Gareste a specific right of rescission (“Rescission Right”) of the transaction, which after closing, and if exercised, will obligate the Company and Pacific LTDA to convey the mineral titles back to Gareste if the Company does not raise and add to its treasury the net sum of US$1.6 million dollars within six (6) months of the Effective Date of the Amendment, or if US$1 million is not expended by Pacific Copper Chile and the Company on the Property and related project overhead within eighteen (18) months of the Effective Date.

The share portion of the consideration payable by the Company to the vendor, under the MPAA and the Amendment, amounting to 7 million shares of the Company, shall be placed in escrow pending the satisfaction of closing conditions and the further satisfaction of the conditions that would otherwise give rise to the Rescission Right. In the case that the Rescission Right is exercised, Gareste is obligated to release from escrow and return any share consideration received for this transaction back to the Company. The other terms of the MPAA remain unchanged..

On January 20, 2010, the Company executed an engagement agreement with an agent to whom the Company agreed to pay a non-refundable work fee of $25,000 for a term of 6 months, plus a cash advance against expenses of $3,500. The agent will endeavor to obtain up to $2.1 million in funding for the Company, on terms and conditions acceptable to the Company. The Company will compensate the agent with a commission of 9% of the total amount of the financing and issue warrants equal to 10% of the total number of shares issued by the Company under the financing, with amounts advanced for the work fee to be adjusted against any commissions earned.

Subsequent Events

The Company has reviewed subsequent events up to March 10, 2010. Subsequent events are as follows:

The Company executed a consulting agreement effective February 8, 2010, whereby the Company authorized the issuance of 300,000 restricted common shares to the consultant as compensation for investor relation services for a period of 2 years.

On February 22, 2010, the Company, its subsidiary Pacific Copper Chile Ltda. (“Pacific LTDA”)  and Sociedad Gareste Limitada (“Gareste”) amended (the “Amendment”) the Mineral Property Acquisition Agreement (“MPAA”) dated June 11, 2009 to purchase the San Enrique property located in Atacama Region III, Chile (“San Enrique”) from Gareste.  Gareste is the private Chilean limited liability partnership in which one of the Company’s directors, Harold Gardner, is a 50% owner and co-managing partner. Under the terms of the Amendment, Gareste agreed to include in the purchase additional mineral exploration concessions adjacent to San Enrique, comprising 160 hectares, and applications for another 2,000 hectares of adjacent concessions that overstake current concessions with senior rights in third-parties. The parties have also agreed to extend the Closing Date of the MPAA to June 30, 2010 and to grant and extend to Gareste a specific right of rescission (“Rescission Right”) of the transaction, which after closing, and if exercised, will obligate the Company and Pacific LTDA to convey the mineral titles back to Gareste if the Company does not raise and add to its treasury the net sum of US$1.6 million dollars within six (6) months of the Effective Date of the Amendment, or if US$1 million is not expended by Pacific Copper Chile and the Company on the Property and related project overhead within eighteen (18) months of the Effective Date. The share portion of the consideration payable by the Company to the vendor, under the MPAA and the Amendment, amounting to 7 million shares of the Company, shall be placed in escrow pending the satisfaction of closing conditions and the further satisfaction of the conditions that would otherwise give rise to the Rescission Right. In the case that the Rescission Right is exercised, Gareste is obligated to release from escrow and return any share consideration received for this transaction back to the Company. The other terms of the MPAA remain unchanged.

By letter agreement dated February 22, 2010, the Company also agreed with Gareste to terminate the Letter of Intent dated September 9, 2008 between the parties for the Company’s purchase of the Yerbas Buenas property located in Atacama Region III, Chile (the “Yerbas Buenas LOI”),  . The Company has determined from its exploration efforts that the Property appears to principally contain silver mineralization, and therefore is not of primary interest to the Company.  In exchange for the release of this property back to Gareste, and in consideration of exploration efforts expended by the Company during the pendency of the Yerbas Buenas LOI, Gareste has agreed to convey to Pacific Copper a 2% Net Smelter Return royalty on mineral production from the property, capped at US$250,000.

On February 16, 2010 and February 24, 2010, the Company received an advance of $375 (CDN $400) and $11,700 (CDN $12,500) payable on demand with interest payable at 10% per annum.

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

10. WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $17,476,935 from inception to January 31, 2010. As of January 31, 2010, we had an accumulated deficit of $17,476,935.. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations;

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

Mineral exploration is highly speculative.  It involves many risks and is often non-productive.  Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons.  Additionally, we may be required to make substantial capital expenditures and to construct mining and processing facilities.  As a result of these costs and uncertainties, we may be unable to start, or if started, to finish our exploration activities.  In addition, we have not to date established any proven or probable reserves on our mining properties and there can be no assurance that such reserves will ever be established.

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

DISCLOSURE AND FINANCIAL CONTROLS AND PROCEDURES

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of January 31, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

During the quarter ended January 31, 2010, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: March 16, 2010	/s/	Jodi Henderson
Secretary