Form 10-Q
period 2010-04-30
Pacific Copper Corp.
filed 2010-06-14
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of registrant’s common stock outstanding as of April 30, 2010 was   49,861,600.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
(Unaudited- Prepared by Management)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Consolidated Balance Sheets as of April 30, 2010 (unaudited) and October 31, 2009 (audited)	2

Interim Consolidated Statements of Operations for the six months and three months ended April 30, 2010
and April 30, 2009 and the period from Inception (May 18, 1999) to April 30, 2010	3

Interim Consolidated Statements of Changes in Stockholders' Equity for the six months ended
April 30, 2010 and from Inception (May 18, 1999) to April 30, 2010.	4

Interim Consolidated Statements of Cash Flows for the six months ended April 30, 2010
and April 30, 2009 and from Inception (May 18, 1999) to April 30, 2010.	5

Condensed Notes to Interim Consolidated Financial Statements	6-22

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
April 30, 2010 and October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	April 30,	October 31,
	2010	2009
	$	$
ASSETS
Current
Cash and cash equivalents	13,175	9,349
Prepaid expenses and other receivables	-	5,782
Deferred financing costs	2,867	4,023
Advances to a related party (note12)	20,000	36,000
Total Current Assets	36,042	55,154
Plant and Equipment, net (note 4)	92,545	108,894
Mining claims (note 8)	900	900

Total Assets	129,487	164,948

LIABILITIES
Current
Accounts payable	642,848	350,832
Accrued liabilities	46,206	84,208
Due to related parties (note 10)	1,244,160	1,055,033
Derivative financial instrument (note14)	23,125	23,125
Advances from non-related party (note13)	577,065	525,139
Advances from related party (note10)	-	-

Total Current Liabilities	2,533,404	2,038,337
Convertible notes (note14)	181,787	142,119
Total Liabilities	2,715,191	2,180,456

Going Concern (note 2)
Commitments and Contingencies (note 9)
Related Party Transactions (note 10)

STOCKHOLDERS' DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding
(October 312009 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 49,861,600 issued and
outstanding (October 31, 2009 - 49,561,600)	4,986	4,956
Additional Paid-in Capital	15,149,607	15,092,695
Deferred stock compensation (note 11)	(27,833)	-
Accumulated other comprehensive income	2,797	2,913
Non-controlling Interest	54,768	54,834
Deficit Accumulated During the Exploration Stage	(17,770,029)	(17,170,906)

Total Deficiency	(2,585,704)	(2,015,508)

Total Liabilities and Deficiency	129,487	164,948

See condensed notes to the unaudited interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the six months and three months ended April 30, 2010 and April 30, 2009 and the
Period from Inception (May 18, 1999) to April 30, 2010
 (Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	April 30,	April 30,	April 30,	April 30,
	inception	2010	2009	2010	2009

	$	$	$	$	$
Operating Expenses

General and administration (note 16)	5,877,716	272,250	655,923	130,107	313,380
Project expenses (note 15)	5,412,235	226,674	679,321	118,724	187,758
Mineral claims acquisition
cost expense (note 8)	6,273,571	-	-	-	-
Amortization	105,556	16,349	30,578	8,175	15,289

Total Operating Expenses	17,669,078	515,273	1,365,822	257,006	516,427

Loss from Operations	(17,669,078)	(515,273)	(1,365,822)	(257,006)	(516,427)

Other income-interest	54,508	-	-	-	-
Other expense-Interest	(194,774)	(83,913)	(37,040)	(36,090)	(17,970)
Other income (expense)-Derivative
Financial Instrument	38,750	-	39,375	-	61,875

Loss before Income Taxes	(17,770,594)	(599,186)	(1,363,487)	(293,096)	(472,522)

Provision for income taxes	-	-	-	-	-

Net Loss	(17,770,594)	(599,186)	(1,363,487)	(293,096)	(472,522)

Net Loss attributable to
Non-controlling interests	565	63	16	2	-
Net loss attributable to Pacific
Copper Corp. Stockholders	(17,770,029)	(599,123)	(1,363,471)	(293,094)	(472,522)

Loss per share-Basic and Diluted		(0.01)	(0.03)	(0.01)	(0.01)

Weighted Average Common Shares
Outstanding		49,697,512	44,561,600	49,838,004	44,561,600
`

See condensed notes to the unaudited interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to April 30, 2010
(Amounts expressed in US Dollars)

								Total			Comprehensive
								Pacific			Income (loss)
						Deficit	Accumulated	Copper			attributable to
						Accumulated	Other	Corp.			Pacific Copper
			Additional	Deferred	Stock	during the	Comprehensive	Stockholders'	Non-	Total	Corp.
	Common Stock		Paid-in	Stock	Subscription	Exploration	Income	Equity	Controlling	Deficiency	Stockholders
	Number	Amount	Capital	Compensation	Receivable	Stage	(Loss)	(Deficiency)	Interests
	of Shares	$	$	$	$	$	$	$	$	$	$
Common stock issued on inception	1		1					1		1
Common shares issued for nil consideration	7,605,932	761	(761)			-		-		-
Cancelled shares	(1)	-	(1)					(1)		(1)
Contributed Services			8,743					8,743		8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-			(8,743)		(8,743)		(8,743)	(8,743)
Balance, October 31, 2004	7,605,932	761	7,982	-		(8,743)		-		-	(8,743)
Contributed Services			1,178					1,178		1,178
Net Loss			-			(1,178)		(1,178)		(1,178)	(1,178)
Balance October 31, 2005	7,605,932	761	9,160	-		(9,921)		-		-	(1,178)
Common shares issued for cash	4,710,000	471	470,529			-		471,000		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500					500,000		500,000
Net Loss	-	-	-			(647,453)		(647,453		(647,453)	(647,453)
Balance, October 31, 2006 (audited)	17,315,932	1,732	979,189	-		(657,374)		323,547		323,547	(647,453)
Common shares issued for cash	660,000	66	65,934					66,000		66,000
Common shares issued for cash	2,000,000	200	199,800					200,000		200,000
Common shares issued for cash	4,520,000	452	2,259,548					2,260,000		2,260,000
Stock subscription received			30,000					30,000		30,000
Stock Issuance cost			(72,800)					(72,800)		(72,800)
Common shares issued for stock subscriptions received	60,000	6	(6)					-		-
Common shares issued for cash	1,590,000	159	794,841					795,000		795,000
Common shares issued for services	3,000,000	300	1,499,700	(1,062,499)				437,501		437,501
Stock based compensation			294,574					294,574		294,574
Compensation expense on issue of warrants			21,093					21,093		21,093
Stock Issuance cost			(43,750)					(43,750)		(43,750)
Net Loss	-	-	-			(2,940,779)		(2,940,779)		(2,940,779)	(2,940,779)
Balance October 31, 2007 (audited)	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)		1,370,386		1,370,386	(2,940,779)
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000	24,556	2,449,556
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225	30,750	3,074,975
Common shares issued for cash (net)	3,157,143	316	1,027,334		(175,000)			852,650		852,650
Common shares issued for cash (net)	743,572	75	246,805					246,880		246,880
Stock subscription received					175,000			175,000		175,000
Common shares issued for cash (net)	576,501	57	201,228					201,285		201,285
stock based compensation			679,971					679,971		679,971
Compensation expense on issue of warrants	-	-	235,982	-		-		235,982		235,982
Amortization of deferred stock compensation				916,666				916,666		916,666
Beneficial conversion feature of the convertible note financing transaction			5,625					5,625		5,625
Foreign currency translation							1,053	1,053	11	1,064	1,053
Net Loss for the year ended October 31, 2008	-	-	-	-		(10,579,162)		(10,579,162)	(356)	(10,579,518)	(10,579,162)
Balance October 31, 2008 (audited)	44,561,600	4,456	13,893,200	(145,833)	-	(14,177,315)	1,053	(424,439)	54,961	(369,478)	(10,578,109)
Stock based compensation			256,091					256,091		256,091
Compensation expense on issue of warrants			85,855					85,855		85,855
Amortization of deferred stock compensation				145,833				145,833		145,833
Beneficial conversion feature of convertible debt			55,950					55,950		55,950
Fair value of warrants issued			52,099					52,099		52,099
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	749,500					750,000		750,000
Foreign currency translation							1,860	1,860	19	1,879	1,860
Net Loss for the year ended October 31, 2009						(2,993,591)		(2,993,591)	(146)	(2,993,737)	(2,993,591)
Balance October 31, 2009	49,561,600	4,956	15,092,695	-		(17,170,906)	2,913	(2,070,342)	54,834	(2,015,508)	(2,991,731)
Common shares issued for services	300,000	30	29,970	(27,833)				2,167		2,167
Stock based compensation			26,942					26,942		26,942
Foreign currency translation							(116)	(116)	(3)	(119)	136
Net Loss for the period ended April 30,, 2010						(599,123)		(599,123)	(63)	(599,186)	(306,029)
Balance April 30, 2010	49,861,600	4,986	15,149,607	(27,833)	-	(17,770,029)	2,797	(2,640,472)	54,768	(2,585,704)	(305,893)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the six months ended April 30, 2010 and April 30, 2009 and from inception (May 18, 1999) to April 30, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	Cumulative
	Since	April 30,	April 30,
	Inception	2010	2009
Cash Flows from Operating Activities
Net Loss	(17,770,029)	(599,186)	(1,363,471)
Adjustment for:
Amortization	105,556	16,349	30,578
Stock based compensation	1,257,578	26,942	129,709
Compensation expense on issue of warrants	342,930	-	53,474
Expenses credited (debited) to Additional Paid-in
Capital	7,932	-	-
Shares issued for mineral claims	6,719,225	-	-
Amortization of deferred stock compensation	1,502,167	2,167	125,000
Interest on loans	78,256	23,661	17,735
Fair value adjustment to compound derivative	16,250	-	(4,375)
Fair value adjustment to additional investment rights	(55,000)	-	(35,000)
Amortization of debt discount	72,825	39,668	10,544
Changes in non-cash working capital
Prepaid expenses	-	5,782	28,384
Deferred financing costs	(2,867)	1,156
Advances to related parties	(20,000)	16,000	175,000
Accounts payable	642,848	292,016	71,301
Accrued liabilities	46,206	(38,002)	(64,877)
Due to related parties	1,244,160	189,127	587,639
Minority Interest	54,768	(66)	(16)

Net cash used in operating activities	(5,757,195)	(24,386)	(238,375)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	-	-
Acquisition of mineral claims	(900)	-	-

Net cash used in investing activities	(199,001)	-	-

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	-	-
Advances from non-related parties	498,809	28,264	130,000
Advances from related parties	-	-	-
Convertible notes	286,500	-	-

Net cash provided by financing activities	5,966,574	28,264	130,000

Effect of foreign currency exchange rate changes	2,797	(52)	1,798
Net increase (decrease) in Cash	13,175	3,826	(106,577)
Cash- beginning of period	-	9,349	110,746

Cash - end of period	13,175	13,175	4,169

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

See condensed notes to the unaudited interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2010
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended October 31, 2009. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at April 30, 2010 and October 31, 2009, the results of its operations for the three and six month periods ended April 30, 2010 and April 30, 2009, and its cash flows for the six month periods ended April 30, 2010 and April 30, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended April 30, 2010 are not necessarily indicative of results to be expected for the full year.
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

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $599,123 for the six month period ended April 30, 2010.  This loss includes a non-cash stock based compensation expense for $26,942. At April 30, 2010, the Company had an accumulated deficit during the exploration stage of $17,770,029.  During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-“Convertible Note Financing Transaction”). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2010
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
April 30, 2010
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	April 30, 2010		October 31, 2009
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$
Office, furniture and fixtures	386	178	386	124
Computer equipment	6,529	3,710	6,529	3,212
Operating equipment	191,185	101,667	191,185	85,870
	198,100	105,555	198,100	89,206
Net carrying amount	$92,545		$108,894

5.	Issuance of Common Shares

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
April 30, 2010
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Issuance of Common Shares –Cont’d

Six months ended April 30, 2010

The Company executed a consulting agreement effective February 8, 2010, whereby the Company authorized the issuance of 300,000 restricted common shares to the consultant as compensation for investor relation services for a period of 2 years. The Company expensed $2,167 during the quarter ended April 30, 2010.

6.	Stock Purchase Warrants

	Number of Warrants Granted	Exercise Prices	Expiry Date
		$
Outstanding at October 31, 2007 and average exercise price	4,318,100	0.70
Granted in year 2008	1,623,571	0.50	4/30/2010
Granted in year 2008	175,857	0.50	6/6/2010
Granted in year 2008	208,928	0.50	7/30/2010
Granted in year 2008	253,248	0.50	9/12/2010
Granted in year 2008	500,000	0.50	9/23/2013
Granted in year 2008	35,000	0.50	10/24/2010
Outstanding at October 31, 2008 and average exercise price	7,114,704	0.62
Granted in year 2009	1,865,000	0.25	7/27/2011
Expired in year 2009	(3,085,000)	(0.75)
Expired in year 2009	(233,100)	0.50
Outstanding at October 31, 2009 and average exercise price	5,661,604	0.43
Granted in 2010
Expired in year 2010	(1,623,571)	(0.50)
Outstanding at April 30, 2010 and average exercise price	4,038,033	0.40

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2010
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

Six months ended April 30, 2010

The Company did not issue any warrants during the six month period ended April 30, 2010

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
April 30, 2010
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

During the six month period ended April 30, 2010, no stock options were granted.

During the six month period ended April 30, 2010, the Company has recognized in its financial statements, stock-based compensation costs as per the following details.  The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

Date of grant	14-May	20-Jul	1-Aug	9-Aug	20-Feb	1-Mar	15-May	24-Sep
	2007	2007	2007	2007	2008	2008	2008	2008	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%	5.00%	5.00%	5.00%	2.95%
Volatility factor	50%	50%	50%	50%	100%	98%	86%	84%
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years	2 years	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.51	$0.40	$0.50	$0.35	$0.50

Total number of options granted	1,750,000	250,000	1,700,000	650,000	250,000	490,000	200,000	50,000	5,340,000
Total number of options forfeited/cancelled/Expired/Exercised	-	-	-	-	-	(110,000)	-	-	(110,000)
Grant date fair value	$0.24	$0.24	$0.24	$0.24	$0.22	$0.27	$0.25	$0.13

Stock-based compensation cost expensed during the period ended April 30, 2010	$nil	$nil	$8,017	$nil	$nil	$17,283	$nil	$1,642	$26,942

Unexpended Stock -based compensation cost deferred over the vesting period	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$1,261	$1,261

As of April 30, 2010 there was $1,261 of unrecognized expenses related to non-vested stock-based compensation arrangements granted.  The stock-based compensation expense for the six month period ended April 30, 2010 was $26,942

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2010
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
April 30, 2010
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
April 30, 2010
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
April 30, 2010
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

The Company, through Pacific LTDA, also executed a letter of intent dated September 9, 2009 with Gareste to acquire its interest in the “Yerbas Buenas” oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III, Chile (the “Yerbas Buenas LOI”). By letter agreement dated February 22, 2010, the Company agreed with Gareste to terminate the Yerbas Buenas LOI. . The Company determined from its exploration efforts that the property appears to principally contain silver mineralization, and therefore is not of primary interest to the Company.  In exchange for the release of this property back to Gareste, and in consideration of exploration efforts expended by the Company during the pendency of the Yerbas Buenas LOI, Gareste has agreed to convey to Pacific Copper a 2% Net Smelter Return royalty on mineral production from the property, capped at US$250,000.

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
April 30, 2010
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

Six month period ended April 30, 2010

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)	During the six month period ended April 30, 2010, the Company expensed stock based compensation for $8,017 relating to the vesting of the stock options issued in years 2007 and 2008 to its director.

B)
A director of the Company provided consulting geological services to the Company and a total of $45,000 was expensed to a private Company with director in common. $159,000 was owed to this private company as of April 30, 2010.

C)
A director of the Company provided consulting services to the Company and a total of $45,000 was expensed to a private company with director in common.  $336,100 was owed to this private company as of April 30, 2010 which also includes non-reimbursed expenses.

D)
The Company expensed $70,688 being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the  President, CEO, Director and Chairman of the Board of Directors of the Company. As of April 30, 2010, $170,257 was owed which also included non-reimbursed expenses.

E)  The Company incurred a total of $116,708 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $568,663 was owed at April 30, 2010 with such costs recorded as project costs.

    F)  The Company owed $10,140 to the CFO as of April 30, 2010 for services rendered to the Company.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2010
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.	Deferred Stock Compensation

The Company issued 1,000,000 restricted common shares each to three consultants in fiscal 2007, for a total of 3,000,000 common shares valued at $1,500,000.  The Company has expensed the entire consulting expenses of $1,500,000 as of October 31, 2009. In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months. The Company has expensed $2,167 during the quarter ended April 30, 2010.

12.	Advances to a related party

Advances to a related party include a net receivable of $20,000, after providing a reserve for doubtful receivable for $140,000, advanced interest free against demand promissory notes to the Company related through common directors and management.  The advance was used to cover common business expenses between the two Companies. The Company opted to create a reserve for $140,000 as a matter of prudence and caution due to the current unfavorable and challenging general economic conditions. Subsequent to the quarter, the related party repaid the amount of $20,000.

13.	Advances from non-related parties

On June 20, 2008, the Company received an advance of $247,000 from a non-related party which bears interest at an annual rate of eight percent and is due and payable within ninety days from receipt thereof.  The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party.  The Company received additional advances totaling $18,500 from this party during the twelve month period ended October 31, 2009. The Company received additional advances totaling $16,000 from this party during the three month period ended January 31, 2010 and $12,264 during the quarter ended April 30, 2010. The total amount due including interest as of April 30, 2010 is $337,942

On November 28, 2008, the Company received an advance of $100,000 from another non related party which bears interest at an annual rate of 10% and is due within twelve months from receipt thereof. The total amount due as of April 30, 2010, including interest is $114,219.

On February 17, 2009, the Company issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian Corporation (“War Eagle”).  War Eagle and the Company no longer share a common director.  Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described in this report).  In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights.  The total amount due as of April 30, 2010, including interest is $124,904.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2010
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Convertible notes

Convertible notes consist of the following as of April 30, 2010:

Net carrying amount

a) $100,000 face value, 6% convertible note, due October 31, 2010	$75,661
b) $166,500 face value, 12% convertible note, due July 27, 2011	96,018
c) $20,000 face value, 12% convertible note, due October 26, 2011	10,108
181,787

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
April 30, 2010
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
  The derivative liabilities as of April 30, 2010 consisted of the following:

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

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $86,414 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $46,085 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $98,024.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $19,126 during the six month period ended April 30, 2010.

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
April 30, 2010
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
In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $10,380 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $6,014 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $12,014.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $2,072 during the six month period ended April 30, 2010.

15.	Project expenses

During the six month period ended April 30, 2010 and 2009, the Company incurred project related expenses on the following mineral claims in Chile:

	2010	2009
Cerro Blanco (Chile)	$8,035	$-
San Enrique (Chile)	$714	-
Corral (Chile)	-	$5,625
Carrera Pinto (Chile)	$324	$13,759
Carrizal (Chile)	-	$21,280
La Mofralla (Chile)	-	$2,250
La Guanaca (Chile)	-	$4,803
Venapai (Chile)	-	$150,317
Yerbas Buenas (Chile)	-	$129,628
Site Administration	$217,601	$351,659
Total	$226,674	$679,321

The above expenses include consulting, claims, equipment rentals, contract labor, field wages, drilling and other project related expenses.

16.	General and administration expenses

General and administration expense for the six month period ended April 30, 2010 and 2009 include the following:

	2010	2009
Non-cash compensation expense relating to the issue of options and warrants	$26,942	$183,183
Non cash expense relating to the amortization of deferred stock compensation
relating to issue of stock to consultants	$2,167	$125,000
Legal, accounting and audit	$18,209	$117,120
Office, payroll and other general expenses	$224,932	$230,620
Total	$272,250	$655,923

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2010
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

18.         Subsequent Events

Subsequent to the quarter ended April 30, 2010, the Company received $20,000 from the related party which had a net receivable of $20,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE AND SIX MONTH PERIOD ENDED APRIL 30, 2010

Discussion of Operations & Financial Condition
Three and Six month Period ended April 30, 2010

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $599,123 for the six month period ended April 30, 2010.  This loss includes a non-cash stock based compensation expense for $26,942. At April 30, 2010, the Company had an accumulated deficit during the exploration stage of $17,770,029.  During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-“Convertible Note Financing Transaction”). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

As of the date of the filing of this report, the Company has very little cash.  As of the quarter ended April 30, 2010, the Company’s current liabilities were $2,533,404 while current assets were $36,042.  Management has taken steps to reduce operating costs.  These steps include deferral of salaries for senior management, deferral of payments to consultants and service providers, and reduction of all exploration activities.

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

SELECTED INFORMATION

	Three months ended	Three months ended
	April 30, 2010	April 30, 2009

Revenues	$ Nil	$ Nil
Net Loss attributable to Pacific Corp.
stockholders	$293,094	$472,522
Loss per share-basic and diluted	$(0.01)	$(0.01)

	Six months ended	Six months ended
	April 30, 2010	April 30, 2009

Revenues	$ Nil	$ Nil
Net Loss attributable to Pacific Corp.
Stockholders	$599,123	$1,363,471
Loss per share-basic and diluted	$(0.01)	$(0.03)

	As at	As at
	April 30, 2010	October 31, 2009
Total Assets	$129,487	$164,948
Total Liabilities	$2,715,191	$2,180,456
Cash dividends declared per share	Nil	Nil

The total assets as of April 30, 2010 includes cash and cash equivalents of $13,175, deferred financing costs of $2,867, advances to related party for $20,000, capital assets of $92,545 and mining claims for $900.  The total assets as of October 31, 2009 include cash and cash equivalents of $9,349, prepaid expenses of $5,782, deferred financing costs for $4,023, advance to related party for $36,000, capital assets of $108,894 and mining claims for $900.

Revenues

No revenue was generated by the Company’s operations during the three and six month period ended April 30, 2010 and April 30, 2009.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the six month period ended April 30, 2010 is general and administrative expense of $272,250, as compared with $655,923 for the six month period ended April 30, 2009.  General and administrative expense represents approximately 52.8% of the total operating expense for the six month period ended April 30, 2010. This expense for the six month period ended April 30, 2010 includes professional, consulting, office and general and non cash compensation expense relating to the issue of options and warrants for $26,942 (prior period: $183,183)and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $2,167 (prior period $125,000).

(b) Project Expense

Included in operating expenses for the six month period ended April 30, 2010 is project expenses of $226,674 as compared with $679,321 for the six month period ended April 30, 2009.  Project expense represents approximately 44 % of the total operating expense for the six month period ended April 30, 2010. This expense includes consulting, claims, equipment rentals, contract labor, field wages, drilling and other project related expenses incurred during the period primarily on the mineral claims in Chile.

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

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand as of April 30, 2010:

	April 30, 2010

Cash and cash equivalent		$13,175
Working capital (deficit)		$(2,497,362)
Cash used in operating activities		$(24,386)
Cash used in investing activities	$	nil
Cash provided by financing activities		$28,264

As at April 30, 2010, the Company had a working capital deficit of $2,497,362.  During the six-month period ended April 30, 2010, the Company did not spend any funds on investment activity.  The Plant and Equipment as on April 30, 2010 is $92,545.

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

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of April 30, 2010 and April 30, 2009.

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

The Company, through Pacific LTDA, also executed a letter of intent dated September 9, 2009 with Gareste to acquire its interest in the “Yerbas Buenas” oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III, Chile (the “Yerbas Buenas LOI”). By letter agreement dated February 22, 2010, the Company agreed with Gareste to terminate the Yerbas Buenas LOI. . The Company determined from its exploration efforts that the property appears to principally contain silver mineralization, and therefore is not of primary interest to the Company.  In exchange for the release of this property back to Gareste, and in consideration of exploration efforts expended by the Company during the pendency of the Yerbas Buenas LOI, Gareste has agreed to convey to Pacific Copper a 2% Net Smelter Return royalty on mineral production from the property, capped at US$250,000.

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

Subsequent Events

Subsequent to the quarter ended April 30, 2010, the Company received $20,000 from the related party which had a net receivable of $20,000.

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

10. WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $17,770,029 from inception to April 30, 2010. As of April 30, 2010, we had an accumulated deficit of $17,770,029. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations;

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

DISCLOSURE AND FINANCIAL CONTROLS AND PROCEDURES

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of April 30, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

During the quarter ended April 30, 2010, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: June 14, 2010	By:	/s/ Jodi Henderson
Secretary