Form 10-Q
period 2010-07-31
Pacific Copper Corp.
filed 2010-09-20
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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
Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The number of shares of registrant’s common stock outstanding as of September 16, 2010 was 49,861,600.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
(Unaudited- Prepared by Management)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010

 (Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Consolidated Balance Sheets as of July 31, 2010 (unaudited) and October 31, 2009 (audited)	2

Interim Consolidated Statements of Operations for the nine months and three months ended July 31, 2010 and July 31, 2009 and the period from Inception (May 18, 1999) to July 31, 2010	3

Interim Consolidated Statements of Changes in Stockholders' Equity for the nine months ended July 31, 2010 and from Inception (May 18, 1999) to July 31, 2010.	4

Interim Consolidated Statements of Cash Flows for the nine months ended July 31, 2010 and July 31, 2009 and from Inception (May 18, 1999) to July 31, 2010.	5

Condensed Notes to Interim Consolidated Financial Statements	6

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
July 31, 2010 and October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	July 31,	October 31,
	2010	2009
	$	$
ASSETS
Current
Cash	8,512	9,349
Prepaid expenses and other receivables	-	5,782
Deferred financing costs	2,289	4,023
Advances to a related party (note12)	20,000	36,000
Total Current Assets	30,801	55,154
Plant and Equipment, net (note 4)	84,371	108,894
Mining claims (note 8)	900	900

Total Assets	116,072	164,948

LIABILITIES
Current
Accounts payable	663,381	350,832
Accrued liabilities	47,686	84,208
Due to related parties (note 10)	1,393,848	1,055,033
Derivative financial instrument (note14)	23,125	23,125
Advances from non-related party (note13)	589,392	525,139
Convertible notes (note 14)	205,684	-

Total Current Liabilities	2,923,116	2,038,337
Convertible notes (note14)	-	142,119
Total Liabilities	2,923,116	2,180,456

Going Concern (note 2)
Commitments and Contingencies (note 9)
Related Party Transactions (note 10)

STOCKHOLDERS' DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (October 31, 2009 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 49,861,600 issued and outstanding (October 31, 2009 - 49,561,600)	4,986	4,956
Additional Paid-in Capital	15,150,428	15,092,695
Deferred stock compensation (note 11)	(24,083)	-
Accumulated other comprehensive income	2,797	2,913
Non-controlling Interest	54,768	54,834
Deficit Accumulated During the Exploration Stage	(17,995,940)	(17,170,906)

Total Deficiency	(2,807,044)	(2,015,508)

Total Liabilities and Deficiency	116,072	164,948

See condensed notes to the unaudited interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the nine months and three months ended July 31, 2010 and July 31, 2009 and the
Period from Inception (May 18, 1999) to July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	July 31,	July 31,	July 31,	July 31,
	inception	2010	2009	2010	2009

	$	$	$	$	$
Operating Expenses

General and administration (note 16)	5,941,489	336,023	965,156	63,773	309,233
Project expenses (note 15)	5,526,803	341,242	862,969	114,568	183,648
Mineral claims acquisition cost expense (note 8)	6,273,571	-	-	-	-
Amortization	113,730	24,523	45,867	8,174	15,289

Total Operating Expenses	17,855,593	701,788	1,873,992	186,515	508,170

Loss from Operations	(17,855,593)	(701,788)	(1,873,992)	(186,515)	(508,170)

Other income-interest	54,508	-	-	-	-
Other expense-Interest	(234,170)	(123,309)	(61,986)	(39,396)	(24,946)
Other income (expense)-Derivative
Financial Instrument	38,750	-	(22,500)	-	(61,875)

Loss before Income Taxes	(17,996,505)	(825,097)	(1,958,478)	(225,911)	(594,991)

Provision for income taxes	-	-	-	-	-

Net Loss	(17,996,505)	(825,097)	(1,958,478)	(225,911)	(594,991)

Net Loss attributable to
Non-controlling interests	565	63	16	-	-
Net loss attributable to Pacific
Copper Corp. Stockholders	(17,995,940)	(825,034)	(1,958,462)	(225,911)	(594,991)

Loss per share-Basic and Diluted		(0.02)	(0.04)	(0.00)	(0.01)

Weighted Average Common Shares Outstanding		49,752,809	44,561,600	49,861,600	44,561,600

See condensed notes to the unaudited interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to April 30, 2010
(Amounts expressed in US Dollars)

								Total			Comprehensive
								Pacific			Income (loss)
						Deficit	Accumulated	Copper			attributable to
						Accumulated	Other	Corp.			Pacific Copper
			Additional	Deferred	Stock	during the	Comprehensive	Stockholders'	Non-	Total	Corp.
	Common Stock		Paid-in	Stock	Subscription	Exploration	Income	Equity	Controlling	Deficiency	Stockholders
	Number	Amount	Capital	Compensation	Receivable	Stage	(Loss)	(Deficiency)	Interests
	of Shares	$	$	$	$	$	$	$	$	$	$
Common stock issued on inception	1		1					1		1
Common shares issued for nil consideration	7,605,932	761	(761)			-		-		-
Cancelled shares	(1)	-	(1)					(1)		(1)
Contributed Services			8,743					8,743		8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-			(8,743)		(8,743)		(8,743)	(8,743)
Balance, October 31, 2004	7,605,932	761	7,982	-		(8,743)		-		-	(8,743)
Contributed Services			1,178					1,178		1,178
Net Loss			-			(1,178)		(1,178)		(1,178)	(1,178)
Balance October 31, 2005	7,605,932	761	9,160	-		(9,921)		-		-	(1,178)
Common shares issued for cash	4,710,000	471	470,529			-		471,000		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500					500,000		500,000
Net Loss	-	-	-			(647,453)		(647,453		(647,453)	(647,453)
Balance, October 31, 2006 (audited)	17,315,932	1,732	979,189	-		(657,374)		323,547		323,547	(647,453)
Common shares issued for cash	660,000	66	65,934					66,000		66,000
Common shares issued for cash	2,000,000	200	199,800					200,000		200,000
Common shares issued for cash	4,520,000	452	2,259,548					2,260,000		2,260,000
Stock subscription received			30,000					30,000		30,000
Stock Issuance cost			(72,800)					(72,800)		(72,800)
Common shares issued for stock subscriptions received	60,000	6	(6)					-		-
Common shares issued for cash	1,590,000	159	794,841					795,000		795,000
Common shares issued for services	3,000,000	300	1,499,700	(1,062,499)				437,501		437,501
Stock based compensation			294,574					294,574		294,574
Compensation expense on issue of warrants			21,093					21,093		21,093
Stock Issuance cost			(43,750)					(43,750)		(43,750)
Net Loss	-	-	-			(2,940,779)		(2,940,779)		(2,940,779)	(2,940,779)
Balance October 31, 2007 (audited)	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)		1,370,386		1,370,386	(2,940,779)
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000	24,556	2,449,556
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225	30,750	3,074,975
Common shares issued for cash (net)	3,157,143	316	1,027,334		(175,000)			852,650		852,650
Common shares issued for cash (net)	743,572	75	246,805					246,880		246,880
Stock subscription received					175,000			175,000		175,000
Common shares issued for cash (net)	576,501	57	201,228					201,285		201,285
stock based compensation			679,971					679,971		679,971
Compensation expense on issue of warrants	-	-	235,982	-		-		235,982		235,982
Amortization of deferred stock compensation				916,666				916,666		916,666
Beneficial conversion feature of the convertible note financing transaction			5,625					5,625		5,625
Foreign currency translation							1,053	1,053	11	1,064	1,053

Net Loss for the year ended October 31, 2008	-	-	-	-		(10,579,162)		(10,579,162)	(356)	(10,579,518)	(10,579,162)
Balance October 31, 2008 (audited)	44,561,600	4,456	13,893,200	(145,833)	-	(14,177,315)	1,053	(424,439)	54,961	(369,478)	(10,578,109)
Stock based compensation			256,091					256,091		256,091
Compensation expense on issue of warrants			85,855					85,855		85,855
Amortization of deferred stock compensation				145,833				145,833		145,833
Beneficial conversion feature of convertible debt			55,950					55,950		55,950
Fair value of warrants issued			52,099					52,099		52,099
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	749,500					750,000		750,000
Foreign currency translation							1,860	1,860	19	1,879	1,860
Net Loss for the year ended October 31, 2009						(2,993,591)		(2,993,591)	(146)	(2,993,737)	(2,993,591)
Balance October 31, 2009	49,561,600	4,956	15,092,695	-		(17,170,906)	2,913	(2,070,342)	54,834	(2,015,508)	(2,991,731)
Common shares issued for services	300,000	30	29,970	(24,083)				5,917		5,917
Stock based compensation			27,763					27,763		27,763
Foreign currency translation							(116)	(116)	(3)	(119)	(116)
Net Loss for the period ended July 31, 2010						(825,034)		(825,034)	(63)	(825,097)	(825,034)
Balance July 31, 2010	49,861,600	4,986	15,150,428	(24,083)	-	(17,995,940)	2,797	(2,861,812)	54,768	(2,807,044)	(825,150)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the nine months ended July 31, 2010 and July 31, 2009 and from inception (May 18, 1999) to July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	Cumulative
	Since	July 31,	July 31,
	Inception	2010	2009
Cash Flows from Operating Activities
Net Loss	(17,995,940)	(825,097)	(1,958,478)
Adjustment for:
Amortization	113,730	24,523	45,867
Stock based compensation	1,258,399	27,763	194,218
Compensation expense on issue of warrants	342,930	-	80,211
Expenses credited (debited) to Additional Paid-in Capital	7,932	-	(1,989)
Shares issued for mineral claims	6,719,225	-	-
Amortization of deferred stock compensation	1,505,917	5,917	145,833
Interest on loans	91,698	37,103	35,830
Fair value adjustment to compound derivative	16,250	-	2,500
Fair value adjustment to additional investment rights	(55,000)	-	20,000
Amortization of debt discount	96,722	63,565	17,370
Changes in non-cash working capital
Prepaid expenses	-	5,782	28,384
Deferred financing costs	(2,289)	1,734	(4,601)
Advances to related parties	(20,000)	16,000	175,000
Accounts payable	663,381	312,549	52,416
Accrued liabilities	47,686	(36,522)	(74,877)
Due to related parties	1,393,848	338,815	865,671
Minority Interest	54,768	(66)	(16)

Net cash used in operating activities	(5,760,743)	(27,934)	(376,661)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	-	-
Acquisition of mineral claims	(900)	-	-

Net cash used in investing activities	(199,001)	-	-

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	-	-
Advances from non-related parties	498,809	28,264	145,000
Advances from related parties	-	-	-
Convertible notes	286,500	-	166,500

Net cash provided by financing activities	5,966,574	28,264	311,500

Effect of foreign currency exchange rate changes	1,682	(1,167)	1827
Net increase (decrease) in Cash	8,512	(837)	(63,334)
Cash- beginning of period	-	9,349	110,746

Cash - end of period	8,512	8,512	47,412

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

See condensed notes to the unaudited interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended October 31, 2009. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at July 31, 2010 and October 31, 2009, the results of its operations for the three and nine month periods ended July 31, 2010 and July 31, 2009, and its cash flows for the nine month periods ended July 31, 2010 and July 31, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended July 31, 2010 are not necessarily indicative of results to be expected for the full year.

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

The Company is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $825,097 for the nine month period ended July 31, 2010. This loss includes a non-cash stock based compensation expense for $27,763. At July 31, 2010, the Company had an accumulated deficit during the exploration stage of $17,995,940. During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-“Convertible Note Financing Transaction”). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
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

Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Peru Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among the Company, Peru SRL and the former partners of Peru SRL (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow. As of the date of this report, the closing conditions remain unsatisfied, and the Peru Consideration Shares remain in escrow.

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
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4. Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	July 31, 2010		October 31, 2009
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$
Office, furniture and fixtures	386	205	386	124
Computer equipment	6,529	3,958	6,529	3,212
Operating equipment	191,185	109,566	191,185	85,870
	198,100	113,729	198,100	89,206
Net carrying amount	$84,371		$108,894

5. Issuance of Common Shares

Year ended October 31, 2009

As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Sociedad Gareste Limitada, a Chilean limited liability company in which Harold Gardner, a Director of the Company, is a 50% owner and co-managing director. Pursuant to the Gareste Agreement, the Company acquired a 100% interest in the following copper oxide or leachable copper properties located in Atacama Region III, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 4,900 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the “El Corral Property”, consisting of approximately 3,600 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo. These properties were subject to separate letters of intent entered into during July and October of 2008. Under the Gareste Agreement the Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the “Gareste Oxide Shares”). The Company expensed $749,700, relating to the issue of 5,000,000 common shares calculated at $0.15 per common share net of capitalization for $300 for mineral property claims. Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction. In addition to the Gareste Oxide Shares, the Company granted the following royalties to Gareste: the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased at any time prior to the commencement of production for $2,000,000.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5. Issuance of Common Shares –Cont’d

Nine months ended July 31, 20 10

The Company executed a consulting agreement effective February 8, 2010, whereby the Company authorized the issuance of 300,000 restricted common shares to the consultant as compensation for investor relation services for a period of 2 years. The Company expensed $5,917 during the nine month period ended July 31, 2010.

6. Stock Purchase Warrants

	Number of	Exercise
	Warrants Granted	Prices	Expiry Date
		$
Outstanding at October 31, 2007 and average exercise price	4,318,100	0.70
Granted in year 2008	1,623,571	0.50	4/30/2010
Granted in year 2008	175,857	0.50	6/6/2010
Granted in year 2008	208,928	0.50	7/30/2010
Granted in year 2008	253,248	0.50	9/12/2010
Granted in year 2008	500,000	0.50	9/23/2013
Granted in year 2008	35,000	0.50	10/24/2010
Outstanding at October 31, 2008 and average exercise price	7,114,704	0.62
Granted in year 2009	1,865,000	0.25	7/27/2011
Expired in year 2009	(3,085,000)	(0.75)
Expired in year 2009	(233,100)	0.50
Outstanding at October 31, 2009 and average exercise price	5,661,604	0.43
Granted in 2010	-	-
Expired in year 2010	(2,008,356)	(0.50)
Outstanding at July 31, 2010 and average exercise price	3,653,248	0.39

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6. Stock Purchase Warrants-Cont’d

Year ended October 31, 2009

On July 27, 2009 and October 26, 2009, the Company issued 12% convertible notes to multiple investors with an aggregate face value of $186,500. In conjunction with the offering the Company issued 1,865,000 warrants to the investors indexed to 1,865,000 shares of common stock with an exercise price of $.25 per share and exercisable for a period of 2 years.

Nine months ended July 31, 2010

The Company did not issue any warrants during the nine month period ended July 31, 2010

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.     Stock Based Compensation -Cont’d

During the nine month period ended July 31, 2010, no stock options were granted.

During the nine month period ended July 31, 2010, the Company has recognized in its financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

Date of grant		14-May		20-Jul		1-Aug		9-Aug		20-Feb		1-Mar		15-May	24-Sep
		2007		2007		2007		2007		2008		2008		2008	2008	Total

Risk free rate		4.50%		4.50%		4.50%		4.50%		5.00%		5.00%		5.00%	2.95%
Volatility factor		50%		50%		50%		50%		100%		98%		86%	84%
Expected dividends		0%		0%		0%		0%		0%		0%		0%	0%
Forfeiture rate		0%		0%		0%		0%		0%		0%		0%	0%
Expected life		5 years		5 years		5 years		5 years		2 years		5 years		5 years	5 years
Exercise price		$0.50		$0.50		$0.50		$0.51		$0.40		$0.50		$0.35	$0.50

Total number of options granted		1,750,000		250,000		1,700,000		650,000		250,000		490,000		200,000	50,000	5,340,000
Total number of options forfeited/cancelled/Expired/Exercised		-		-		-		-		-		(110,000)		-	-	(110,000)
Grant date fair value		$0.24		$0.24		$0.24		$0.24		$0.22		$0.27		$0.25	$0.13

Stock-based compensation cost expensed during the period ended July 31, 2010	$	nil	$	nil		$8,017	$	nil	$	nil		$17,283	$	nil	$2,463	$27,763

Unexpended Stock -based compensation cost deferred over the vesting period	$	nil	$	nil	$	nil	$	nil	$	nil	$	nil	$	nil	$440	$440

As of July 31, 2010 there was $440 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine month period ended July 31, 2010 was $27,763

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.   Mining Claims

(a) On December 17, 2007, Pacific Copper acquired Pacific Copper Peru SRL (“Pacific Peru”), a limited liability partnership organized under the laws of Peru pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. The 1% minority interest was credited with $24,495. As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims. The Company does not consider the mineral claim groups to be acquired upon the closing of the transaction to be material assets at this time, but our assessment may change after further work is done on the properties. Pursuant to the formal closing of this acquisition the Company through Pacific Peru will acquire interests in three mineral claim groups (Don Javier, Tonalia and Tenospa) which were capitalized at $100 each.

Pursuant to the terms of the Closing Agreement, the former partners of Pacific Peru must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow. As of the date of this report, these conditions remain unsatisfied and the Peru Consideration Shares remain in escrow.

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

Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

The conditions under the Chile Agreement have been satisfied or waived , and the Chile Consideration shares were issued to the former partners of Pacific LTDA in 2009.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.      Mining Claims-Cont’d

(c)    As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region III, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 4,900 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the “El Corral Property”, consisting of approximately 3600 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo. These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed. Under the Gareste Agreement the Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the “Gareste Oxide Shares”). In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000. The Company expensed $749,700, relating to the issue of 5,000,000 common shares calculated at $0.15 per common share net of capitalization for $300 for mineral property claims. Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction (as listed below). Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

Venado
El Corral
La Mofralla

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.     Commitments and Contingencies-Cont’d

On February 12, 2008, the Company’s subsidiary, Pacific LTDA, entered into an Operator Agreement (the “Chile Operator Agreement”) with Sociedad Gareste Limitada, a limited liability partnership organized under the laws of Chile (“Gareste”). Pursuant to the Chile Operator Agreement Gareste will prepare and submit proposed annual work programs and accompanying budgets to Pacific LTDA covering the exploration and, if warranted, development of certain mineral concessions held by Pacific LTDA. Gareste will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs. Gareste’s overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Pacific LTDA. The Chile Operator Agreement is terminable by either party upon 90-days’ prior notice. Harold Gardner, a member of the Company’s board of directors, is a 50% owner and co-managing partner in Gareste.

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

Pacific Copper Corp. through its Chilean subsidiary Pacific Copper Chile Limitada, entered into a mineral property acquisition agreement (“MPAA”) with Gareste to purchase the San Enrique property located in Atacama Region III, Chile and comprising 100 hectares. Gareste is the private Chilean limited liability partnership in which one of the Company’s directors, Harold Gardner, is a 50% owner and co-managing partner. In consideration Pacific Copper was to issue 7 million shares of its capital stock and grant a 2% Net Smelter Return (NSR) royalty to Gareste, capped at US$6 million, one half (1/2) of which can be repurchased by Pacific Copper or its subsidiary at any time prior to commencement of any commercial production by making a payment of US$2 million to Gareste. On February 22, 2010, the Company, its subsidiary Pacific Copper Chile Ltda. (“Pacific LTDA”) and Gareste amended (the “Amendment”) the MPAA. Under the terms of the Amendment, Gareste agreed to include in the purchase additional mineral exploration concessions adjacent to San Enrique, comprising 160 hectares, and applications for another 2,000 hectares of adjacent concessions that overstake current concessions with senior rights in third-parties. The parties also extended the Closing Date of the MPAA to June 30, 2010 and granted and extended to Gareste a specific right of rescission (“Rescission Right”) of the transaction, which after closing, and if exercised, would have obligated the Company and Pacific LTDA to convey the mineral titles back to Gareste if the Company does not raise and add to its treasury the net sum of US$1.6 million dollars within six (6) months of the Effective Date of the Amendment, or if US$1 million is not expended by Pacific Copper Chile and the Company on the Property and related project overhead within eighteen (18) months of the Effective Date.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.    Commitments and Contingencies-Cont’d

The share portion of the consideration payable by the Company to the vendor, under the MPAA and the Amendment, amounting to 7 million shares of the Company, was to be placed in escrow pending the satisfaction of closing conditions and the further satisfaction of the conditions that would otherwise give rise to the Rescission Right. In the case that the Rescission Right is exercised, Gareste is obligated to release from escrow and return any share consideration received for this transaction back to the Company. The other terms of the MPAA remain unchanged. The parties failed to close the purchase of San Enrique under the terms of the amended MPAA by June 30, 2010, and the agreement has therefore lapsed and has expired.

On January 20, 2010, the Company executed an engagement agreement with an agent to whom the Company agreed to pay a non-refundable work fee of $25,000 for a term of 6 months, plus a cash advance against expenses of $3,500. The agent will endeavor to obtain up to $2.1 million in funding for the Company, on terms and conditions acceptable to the Company. The Company will compensate the agent with a commission of 9% of the total amount of the financing and issue warrants equal to 10% of the total number of shares issued by the Company under the financing, with amounts advanced for the work fee to be adjusted against any commissions earned. As of the date of this report the agreement has lapsed and expired.

10.   Related Party Transactions

Nine month period ended July 31, 2010

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)	During the nine month period ended July 31, 2010, the Company expensed stock based compensation for $8,017 relating to the vesting of the stock options issued in years 2007 and 2008 to its director.

B)

A director of the Company provided consulting geological services to the Company and a total of $67,500 was charged by a private Company with director in common. $181,500 was owed to this private company as of July 31, 2010.

C)

A director of the Company provided consulting services to the Company and a total of $67,500 was charged by a private company with director in common. $366,038 was owed to this private company as of July 31, 2010 which also includes non-reimbursed expenses.

D)

The Company expensed $106,032 being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the President, CEO, Director and Chairman of the Board of Directors of the Company. As of July 31, 2010, $205,602 was owed which also included non-reimbursed expenses.

E) The Company incurred a total of $179,952 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $631,907 was owed at July 31, 2010 with such costs recorded as project costs.

F) The Company owed $8,801 to the CFO as of July 31, 2010 for services rendered to the Company.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11. Deferred Stock Compensation

In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months. The Company has expensed $5,917 during the nine month period ended July 31, 2010.

12. Advances to a related party

Advances to a related party include a net receivable of $20,000, after providing a reserve for doubtful receivable for $120,166, advanced interest free against demand promissory notes to the Company related through common directors and management. The advance was used to cover common business expenses between the two Companies. The Company opted to create a reserve for $120,166 as a matter of prudence and caution due to the current unfavorable and challenging general economic conditions. Subsequent to the quarter, the related party repaid the amount of $20,000.

13. Advances from non-related parties

On June 20, 2008, the Company received an advance of $247,000 from a non-related party which bears interest at an annual rate of eight percent and is due and payable within ninety days from receipt thereof. The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party. The Company received additional advances totaling $18,500 from this party during the twelve month period ended October 31, 2009. The Company received additional advances totaling $16,000 from this party during the three month period ended January 31, 2010 and $12,264 during the quarter ended April 30, 2010. The total amount due including interest as of July 31, 2010 is $343,968

On November 28, 2008, the Company received an advance of $100,000 from another non related party which bears interest at an annual rate of 10% and is due within twelve months from receipt thereof. The total amount due as of July 31, 2010, including interest is $116,740.

On February 17, 2009, the Company issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian Corporation (“War Eagle”). War Eagle and the Company no longer share a common director. Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum. The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described in this report). In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000. The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights. The total amount due as of July 31, 2010, including interest is $128,684.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.    Convertible notes

Convertible notes consist of the following as of July 31, 2010:

Net carrying
amount

a) $100,000 face value, 6% convertible note, due October 31, 2010	$87,050
b) $166,500 face value, 12% convertible note, due July 27, 2011	107,297
c) $20,000 face value, 12% convertible note, due October 26, 2011	11,337
205,684

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
July 31, 2010
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

The derivative liabilities as of July 31, 2010 consisted of the following:

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

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $86,414 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $46,085 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $98,024. The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $29,220 during the nine month period ended July 31, 2010.

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
July 31, 2010
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

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $10,380 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $6,014 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $12,014. The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $3,167 during the nine month period ended July 31, 2010.

15.    Project expenses

During the nine month period ended July 31, 2010 and 2009, the Company incurred project related expenses on the following mineral claims in Chile:

	2010	2009
Cerro Blanco (Chile)	$8,035	$487
San Enrique (Chile)	$714	-
Corral (Chile)	-	$5,625
Carrera Pinto (Chile)	$324	$25,741
Carrizal (Chile)	-	$29,363
La Mofralla (Chile)	-	$2,609
La Guanaca (Chile)	-	$4,803
Venapai (Chile)	-	$155,382
Yerbas Buenas (Chile)	-	$129,628
Site Administration	$332,169	$509,331
Total	$341,242	$862,969

The above expenses include consulting, claims, equipment rentals, contract labor, field wages, drilling and other project related expenses.

16. General and administration expenses

General and administration expense for the nine month period ended July 31, 2010 and 2009 include the following:

	2010	2009
Non-cash compensation expense relating to the issue of options and warrants	$27,763	$274,429
Non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants	$5,917	$145,833
Legal, accounting and audit	$32,101	$126,890
Office, payroll and other general expenses	$270,242	$418,004
Total	$336,023	$965,156

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
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

18. Subsequent Events

Subsequent to the quarter ended July 31, 2010, the Company received $20,000 from the related party which had a net receivable of $20,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of Operations & Financial Condition Three and Nine month Period ended July 31, 2010

The Company is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $825,097 for the nine month period ended July 31, 2010. This loss includes a non-cash stock based compensation expense for $27,763. At July 31, 2010, the Company had an accumulated deficit during the exploration stage of $17,995,940. During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes. The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

As of the date of the filing of this report, the Company has very little cash. As of the quarter ended July 31, 2010, the Company’s current liabilities were $2,717,432 while current assets were $30,801. Management has taken steps to reduce or suspend operating costs. These steps include deferral of salaries for senior management, deferral of payments to consultants and service providers, and reduction or suspension of all exploration activities.

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

SELECTED INFORMATION

		Three months		Three months
		ended		ended
		July 31, 2010		July 31, 2009

Revenues	$	Nil	$	Nil
Net Loss attributable to Pacific Corp. stockholders		$225,911		$594,991
Loss per share-basic and diluted		$(0.00)		$(0.01)

		Nine months		Nine months
		ended		ended
		July 31, 2010		July 31, 2009

Revenues	$	Nil	$	Nil
Net Loss attributable to Pacific Corp. Stockholders		$825,034		$1,958,462
Loss per share-basic and diluted		$(0.02)		$(0.04)

	As at	As at
		October 31,
	July 31, 2010	2009
Total Assets	$116,072	$164,948
Total Liabilities	$2,923,116	$2,180,456
Cash dividends declared per share	Nil	Nil

The total assets as of July 31, 2010 includes cash of $8,512, deferred financing costs of $2,289, advances to related party for $20,000, capital assets of $84,371 and mining claims for $900. The total assets as of October 31, 2009 include cash and cash equivalents of $9,349, prepaid expenses of $5,782, deferred financing costs for $4,023, advance to related party for $36,000, capital assets of $108,894 and mining claims for $900.

Revenues

No revenue was generated by the Company’s operations during the three and nine month period ended July 31, 2010 and July 31, 2009.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

          (a) General and Administrative Expense

Included in operating expenses for the nine month period ended July 31, 2010 is general and administrative expense of $336,023, as compared with $965,156 for the nine month period ended July 31, 2009. General and administrative expense represents approximately 47.9% of the total operating expense for the nine month period ended July 31, 2010 as compared to 51.5% of the total operating expenses for the nine month period ended July 31, 2009. This expense for the nine month period ended July 31, 2010 includes professional, consulting, office and general and non cash compensation expense relating to the issue of options and warrants for $27,763 (prior period: $274,429)and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $5,917 (prior period $145,833).

         (b) Project Expense

Included in operating expenses for the nine month period ended July 31, 2010 is project expenses of $341,242 as compared with $862,969 for the nine month period ended July 31, 2009. Project expense represents approximately 48.6 % of the total operating expense for the nine month period ended July 31, 2010 as compared to 46% of the total operating expense for the nine month period ended July 31, 2009. This expense includes consulting, claims, equipment rentals, contract labor, field wages, drilling and other project related expenses incurred during the period primarily on the mineral claims in Chile.

       (c) Mineral claims acquisition cost expense

(1) On December 17, 2007, Pacific Copper acquired Pacific Copper Peru SRL (“Pacific Peru”), a limited liability partnership organized under the laws of Peru pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. The 1% minority interest was credited with $24,495. As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims. The Company does not consider the mineral claim groups which will be acquired at the formal closing of the transaction to be material assets at this time, but our assessment may change after further work is done on the properties. Pursuant to the closing of this acquisition the Company through Pacific Peru, will acquire interests in three mineral claim groups (Don Javier, Tonalia and Tenospa) which were capitalized at $100 each.

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

Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca

The conditions under the Chile Agreement have been satisfied or waived , and the Chile Consideration shares were issued to the former partners of Pacific LTDA in 2009.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand as of July 31, 2010:

		July 31, 2010

Cash		$8,512
Working capital (deficit)		$(2,892,315)
Cash used in operating activities		$(27,934)
Cash used in investing activities	$	nil
Cash provided by financing activities		$28,264

As at July 31, 2010, the Company had a working capital deficit of $2,892,315. During the nine-month period ended July 31, 2010, the Company did not spend any funds on investment activity. The Plant and Equipment as on July 31, 2010 is $84,371.

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

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of July 31, 2010 and July 31, 2009.

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

The Company, through Pacific LTDA, also executed a letter of intent dated September 9, 2009 with Gareste to acquire its interest in the “Yerbas Buenas” oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III, Chile (the “Yerbas Buenas LOI”). By letter agreement dated February 22, 2010, the Company agreed with Gareste to terminate the Yerbas Buenas LOI. .. In exchange for the release of this property back to Gareste, and in consideration of exploration efforts expended by the Company during the pendency of the Yerbas Buenas LOI, Gareste has agreed to convey to Pacific Copper a 2% Net Smelter Return royalty on mineral production from the property, capped at US$250,000.

Pacific Copper Corp. through its Chilean subsidiary Pacific Copper Chile Limitada, entered into a mineral property acquisition agreement (“MPAA”) with Gareste Limitada to purchase the San Enrique property located in Atacama Region III, Chile and comprising 100 hectares. In consideration Pacific Copper was to issue 7 million shares of its capital stock and grant a 2% Net Smelter Return (NSR) royalty to Gareste Limitada, capped at US$6 million, one half (1/2) of which can be repurchased by Pacific Copper or its subsidiary at any time prior to commencement of any commercial production by making a payment of US$2 million to Gareste Limitada. On February 22, 2010, the Company, its subsidiary Pacific Copper Chile Ltda. (“Pacific LTDA”), and Sociedad Gareste Limitada (“Gareste”) amended (the “Amendment”) the MPAA. Gareste is the private Chilean limited liability partnership in which one of the Company’s directors, Harold Gardner, is a 50% owner and co-managing partner. Under the terms of the Amendment, Gareste agreed to include in the purchase additional mineral exploration concessions adjacent to San Enrique, comprising 160 hectares, and applications for another 2,000 hectares of adjacent concessions that overstake current concessions with senior rights in third-parties. The parties also extended the Closing Date of the MPAA to June 30, 2010 and granted and extended to Gareste a specific right of rescission (“Rescission Right”) of the transaction, which after closing, and if exercised, will obligate the Company and Pacific LTDA to convey the mineral titles back to Gareste if the Company does not raise and add to its treasury the net sum of US$1.6 million dollars within six (6) months of the Effective Date of the Amendment, or if US$1 million is not expended by Pacific Copper Chile and the Company on the Property and related project overhead within eighteen (18) months of the Effective Date.

The share portion of the consideration payable by the Company to the vendor, under the MPAA and the Amendment, amounting to 7 million shares of the Company, was to be placed in escrow pending the satisfaction of closing conditions and the further satisfaction of the conditions that would otherwise give rise to the Rescission Right. In the case that the Rescission Right is exercised, Gareste is obligated to release from escrow and return any share consideration received for this transaction back to the Company. The other terms of the MPAA remain unchanged. The parties failed to close the purchase of San Enrique under the terms of the amended MPAA by June 30, 2010, and the agreement has therefore lapsed and has expired.

On January 20, 2010, the Company executed an engagement agreement with an agent to whom the Company agreed to pay a non-refundable work fee of $25,000 for a term of 6 months, plus a cash advance against expenses of $3,500. The agent will endeavor to obtain up to $2.1 million in funding for the Company, on terms and conditions acceptable to the Company. The Company will compensate the agent with a commission of 9% of the total amount of the financing and issue warrants equal to 10% of the total number of shares issued by the Company under the financing, with amounts advanced for the work fee to be adjusted against any commissions earned. As of the date of this report this agreement has lapsed and expired.

Subsequent Events

Subsequent to the quarter ended July 31, 2010, the Company received $20,000 from the related party which had a net receivable of $20,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were not effective as of July 31, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

1.	recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and

2.	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Management has added other compensating controls to reduce and minimize the risk of a material misstatement in the Company’s financial statements. Due to this material weakness, management concluded that its internal control over financial reporting was not effective as of July 31, 2010.

During the quarter ended July 31, 2010, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding or litigation and none of the Company’s property is the subject of a pending legal proceeding.

ITEM 1A.   RISK FACTORS

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

  further exploration of our properties and the results of that exploration;

  raising the capital necessary to conduct this exploration; and

  raising capital to fund our exploration and develop our properties.

Because the Company has no operating revenue, it expects to incur operating losses in future periods as it continues to spend funds to explore its properties. Failure to raise the necessary capital to continue exploration could cause the Company to go out of business.

2. WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION

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

  identification of potential mineralization based on superficial analysis;

  availability of government-granted exploration permits;

  the quality of management and geological and technical expertise; and

  the capital available for exploration.

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

10. WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $17,995,940 from inception to July 31, 2010. As of July 31, 2010, we had an accumulated deficit of $17,995,940. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations;

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

Risks Related To Our Common Stock

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

19. ADDITIONAL ISSUANCES OF EQUITY SECURITIES MAY RESULT IN DILUTION OF OUR EXISTING STOCKHOLDERS .

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS

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

Date: September 17, 2010

/s/ Andrew Brodkey
Andrew Brodkey
Chief Executive Officer

/s/ Rakesh Malhotra
Rakesh Malhotra, C.A.
Chief Financial Officer