Form 10-K
period 2010-10-31
Pacific Copper Corp.
filed 2011-02-15
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
               For the fiscal year ended October 31, 2010

☐           Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
                For the transition period from _____ to _____

Commission File Number: 000-52495

PACIFIC COPPER CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0504006
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3040 N. Campbell Avenue, Suite 110 Tucson, Arizona	85719
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (520) 989-0221

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes                        ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
☐  Yes                        ☒ No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes                 ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes                        ☒  No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of April 30, 2010, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.075 per share) on that date, was approximately $2,996,370.

The registrant had 49,861,600 shares of common stock outstanding as of February 9, 2011.

- ii -

PACIFIC COPPER CORP.
Form 10-K

- iii -

FORWARD-LOOKING STATEMENTS

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.

Forward-looking statements in this annual report include, but are not limited to, statements with respect to the following:

  our future financial or operating performances and our projects;

  the estimation of mineral reserves and mineralized material;

  the estimation of future copper production

  the timing of exploration, development and production activities and estimated future production, if any;

  estimates related to costs of production, capital, operating and exploration expenditures;

  requirements for additional capital;

  government regulation of mining operations, environmental risks, reclamation and rehabilitation expenses;

  title disputes or claims;

  limitations of insurance coverage; and

  the future price of copper or other metals.

These forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled "Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations". If one or more of these risks or uncertainties materialize, or our underlying assumptions prove incorrect, our actual results may vary materially from those expressed or implied by our forward-looking statements anticipated, believed, estimated or expected.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only to a state of affairs as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM 1.            BUSINESS

Overview

We are an exploration stage mining company. Our objective is to explore and, if warranted, develop our mineral claims located in Chile and Peru, as more fully described herein.

Incorporation and Principal Business Offices

We were formed under the laws of the State of Delaware on May 18, 1999. Our principal business offices are located at 3040 N. Campbell Ave., Suite 110, Tucson , AZ, 85719. Our telephone number is (520) 989-0021 and our fax number is (520) 623-3326.

Competition

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking minerals exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring, exploring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable minerals exploration properties will be available for acquisition, exploration and development.

Employees

We have no significant employees other than our officers and directors. We plan to retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.          RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Related to Our Company

We have no source of operating revenue and expect to incur significant expenses before establishing an operating company, if it is able to establish an operating company at all.

Currently, we have no source of revenue, and no commitments to obtain additional financing.  We will require significant additional working capital to carry out its exploration programs.  We have no operating history upon which an evaluation of its future success or failure can be made.  The ability to achieve and maintain profitability and positive cash flow is dependent upon:

-      further exploration of our properties and the results of that exploration;

-      raising the capital necessary to conduct this exploration; and

-      raising capital to fund our exploration and develop our properties.

Because our Company has no operating revenue, we expect to incur operating losses in future periods as we continue to spend funds to explore our properties.  Failure to raise the necessary capital to continue exploration could cause our Company to go out of business.

We will need to raise additional financing to complete further exploration.

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

Substantial portions of our South American copper oxide exploration property assets have been pledged to secure a short-term note and could be lost if we cannot repay the note.

On February 17, 2009, we issued a promissory note (the "War Eagle Note") to War Eagle Mining Company, Inc. a Canadian corporation ("War Eagle").  The War Eagle Note has a face amount of $155,000.  All amounts advanced under the War Eagle Note are due and payable on June 30, 2009 with interest at 15% per annum.  By its terms, the War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of our Company associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (our Company's South American oxide copper properties, as described herein).  We have declared a breach by War Eagle under the War Eagle Note for failure by War Eagle to fully fund advances under the War Eagle Note, and have denied the security interest.  While we believe we have a strong legal position with respect to the dispute with War Eagle, it is possible that since our Company has not repaid the War Eagle Note on June 30, 2009 (the maturity date), it could lose its interest in the properties securing the War Eagle Note. (See Note 14 to the financial statements).

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

Our Company is highly dependent upon its officers and directors. Because of their involvement in other similar business which may be competitors, they may have a conflict of interest.

None of our Company's officers or directors works for our Company on a full-time basis.  Our President and Chief Executive Officer, Andrew Brodkey, is also the president of two other exploration stage mining companies and, by the terms of his employment agreement with our Company, is permitted to participate in other mining related businesses.  Some of our directors are officers or directors of other companies in similar exploration businesses.  Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to our Company as against their other business projects, which may be competitive.  Also, we have no key man life insurance policy on any of our senior management or directors.  The loss of one or more of these officers or directors could adversely affect the ability of our Company to carry on business.

Our Company could encounter regulatory and permitting delays.

We could face further delays in obtaining title to properties under contract with our subsidiary in Peru, as well as delays in obtaining permits to explore on the properties covered by our claims or permits to develop the projects.  Such delays could jeopardize financing, if any is available, which could result in having to delay or abandon work on some or all of the properties.

Risks associated with properties in South America.

We are currently pursuing investments and exploration projects in Chile and Peru. These investments and projects, as well as any other investments or projects made or undertaken in the future in other developing nations, are subject to the risks normally associated with conducting business in such countries, including labor disputes and uncertain political and economic environments, as well as risks of disturbances or other risks which may limit or disrupt the projects, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation laws or policies, foreign taxation, limitations on ownership and on repatriation of earnings, and foreign exchange controls and currency fluctuations.  Foreign investments may also be adversely affected by changes in United States laws and regulations relating to foreign trade, investment and taxation.  If our Company's operations in a particular foreign country were halted, delayed or interfered with, our Company's business could be adversely affected.

Our exploration activities on our mineral properties may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:
-	identification of potential mineralization based on superficial analysis;
-	availability of government-granted exploration permits;
-	the quality of management and geological and technical expertise; and
-	the capital available for exploration.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $18,196,428 from inception to October 31, 2010. As of October 31, 2010, we had an accumulated deficit of $18,196,428 and incurred losses of $1,025,522 during fiscal year ended October 31, 2010. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations;

Costs associated with environment liabilities and compliance may increase with an increase in future scale and scope of operations.

We believe that our operations currently comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

Any change in government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

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

Going Concern Qualification

We have included a "going concern" qualification in the Consolidated Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate mineral resources, and ultimately develop proven and probable reserves, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the "going concern" qualification in our auditor's report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

Our Business is Affected by Changes in Commodity Prices.

Our ability to develop our mineral properties and the future profitability of our Company is directly related to the market price of certain minerals, including but not limited to copper. Our Company is negatively affected by the decline in commodity prices.

Risks Related to our Common Stock

Our Common Stock is a Penny Stock.

Our Common Stock is classified as a penny Stock, which is traded on the OTC Bulletin Board.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock.  In addition, the "penny stock" rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives.  The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock.  In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of our Company's Common Stock.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.            PROPERTIES

A glossary of Technical Terms appears at page 34.

Property Locations and Descriptions

Pacific Copper through its subsidiaries holds mineral concessions in Chile, and has transactions pending to obtain mineral titles in Peru.  Pacific Copper's subsidiary, Sociedad Pacific Copper Chile Limitada (a Chilean limited liability partnership,), holds or controls mining concessions in the Corral/Mofralla, Venapai, Guanaca, Carrizal, and Carrera Pinto mining districts of Chile and certain other areas in Atacama Region III of Chile (the "Chile Claims").   Our Company also has a subsidiary, Pacific Copper Peru SRL (a Peruvian limited liability partnership) that, pending the closing of certain transactions, will hold claims in the Arequipa department of Peru (the "Peru Claims").  There is no assurance that commercially viable mineralized material, let alone proven or probable reserves, exist on any of our mineral concessions  and further exploration will be required before a final evaluation as to economic feasibility is determined.  We consider the La Guanaca, El Corral/La Mofralla, and the Venapai properties in Chile to be material.  We do not consider any of our other properties to be material at this time; however our Company's assessment may change if further exploration is undertaken on these properties.

Please note that the Glossary at the end of this Section contains definitions for certain geological and other specialized terms used in this section.  Where appropriate, these definitions have been incorporated in the text of this section.

PAFICIC COPPER IN SOUTH AMERICA

Sociedad Pacific Copper Chile Limitada

On January 8, 2008, Pacific Copper acquired 99% of the interests of Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile ("Pacific LTDA") pursuant to a share exchange agreement entered into as of April 11, 2007, as amended (the "Chile Agreement") between our Company and the former partners of Pacific LTDA.  In order to facilitate the formation of Pacific LTDA, upon execution of the Chile Agreement, our Company paid $25,000 to cover expenses relating to formation of Pacific LTDA and the consummation of the Chile Agreement.  On August 9, 2007, Harold Gardner (then a partner of Pacific LTDA) was appointed to our Company's Board of Directors, in contemplation of the closing of the Chile Agreement. On November 26, 2007, the Board of Directors of our Company approved the appointment for Mr. Gardner, Eduardo Esteffan, Andrew Brodkey, George Orr and Elden Schorn to serve as directors of Pacific LTDA. Mr. Orr and Mr. Schorn ceased to be directors of Pacific LTDA at the time of their resignation from the Board of Directors of Pacific Copper, which occurred on January 15, 2010 and October 30, 2009, respectively.

Pursuant to the Chile Agreement our Company issued, subject to an escrow agreement, an aggregate of 6,088,452 of its common shares to the former partners of Pacific LTDA as consideration for the acquisition (the "Consideration Shares").  Mr. Gardner received, in escrow, 2,425,000 Consideration Shares.

Immediately following the closing of the Chile Agreement, Pacific LTDA became a 99%-owned subsidiary of our Company.   Mr. Esteffan retained a 1% partnership interest in Pacific LTDA (the "Retained Interest") in order to comply with Chilean law requiring that a limited liability partnership have at least two members.  The number of Consideration Shares Mr. Esteffan was originally scheduled to receive under the Chile Agreement (2,425,000 Shares) was reduced by 61,548 shares in order to avoid compensating him for the Retained Interest.  The Retained Interest is subject to an option agreement between our Company and Mr. Esteffan that entitles our Company to purchase the Retained Interest in exchange for the issuance of 61,548 common shares of our Company at any time in the future.

Through closing of the Chile Agreement, Pacific LTDA holds title to or controls certain mineral concessions prospective for sulfide copper potential located in the Carrizal, and Carrera Pinto mining districts in Chile (the "Chile Claims").  The Consideration Shares were exempt from registration under the Securities Act of 1933, as amended, were restricted upon issuance, and were issued in escrow subject to a "Closing Agreement" between our Company, Pacific LTDA, and the former partners of Pacific LTDA.  The conditions under the Closing Agreement have been satisfied or waived, and the Chile Consideration shares have been issued to the former partners of Pacific LTDA.

Subsequent to the formation of Pacific LTDA and the acquisition of the sulfide copper projects described herein, our Company through Pacific LTDA acquired interests in several oxide or leachable copper projects, described in more detail below.

Mineral Title in Chile

Chile's current mining policy is based on legal provisions founded in Spanish law with modifications via a series of prior Mining Codes leading to the revised Mining Code of 1982. These were established to stimulate the development of mining and to guarantee the property rights of both local and foreign investors. According to the law, the state owns all mineral resources, but exploration and exploitation of these resources by private parties is permitted through mining concessions, which are granted, to any claimant to mineral rights who follows the required procedures. An exploration claim can be placed on any area, whereas the survey to establish a permanent exploitation claim ("mensura") can only be effected on "free" areas which have no valid claims in place or in process of constitution.

The concessions have both rights and obligations as defined by a Constitutional Organic Law as enacted in 1982. Concessions can be mortgaged or transferred and the holder has full ownership rights and is entitled to obtain the rights of way for exploration and exploitation. The concession holder has the right to use, for mining purposes, any water flows which infiltrate any mining workings. In addition, the concession holder has the right to defend his ownership against state and third parties. An exploration concession is obtained by a claims filing and includes all minerals that may exist within its area. Exploration and exploitation mining rights in Chile are acquired in the following stages:

Pedimento: A pedimento is an initial exploration claim whose position is well defined by UTM coordinates which define north-south and east-west boundaries. The minimum size of a pedimento is 100 hectares and the maximum is 5,000 hectares with a maximum length-to-width ratio of 5:1. The duration of validity is for a maximum period of 2 years from the date of constitution, however at the end of this period it may a) be reduced in size by at least 50% and renewed for an additional 2 years or b) entered in the process to establish a permanent claim by converting to a "manifestation". New pedimentos are allowed to overlap with pre-existing ones; however the pedimento with the earliest filing date always takes precedence, providing the claim holder continues the process of constitution in accordance with the Mining Code and the applicable regulations. Pedimentos are maintained by yearly payments of roughly U.S. $3.00 per hectare.

Manifestacion: Before a pedimento expires, or at any stage during its two year life, it may be converted to a manifestacion which lasts for 220 days.

Mensura: Prior to the expiration of a manifestacion, the owner of a manifestacion must request a survey ("mensura"). After acceptance of the "Survey Request" (solicitud de Mensura), the owner has approximately 12 months to have the claim surveyed by a government licensed surveyor. The surrounding claim owners may witness the survey, which is subsequently described in a legal format and presented to the National Mining Service (SERNAGEOMIN) for technical review which includes field inspection and verification. Following the technical approval by SERNAGEOMIN, the file returns to the judge of the appropriate jurisdiction who must dictate the constitution of the claim as a "mensura" (equivalent of a patented claim in the United States). Once constituted, an abstract describing the claim is published in Chile's official mining bulletin (published weekly) and 30 days later the claim can be inscribed in the appropriate Mining Registry (Conservador de Minas).

Once constituted, a "mensura" is a permanent property right, with no expiration date. So long as the annual fees (patentes) are paid in a timely manner, (from March to May of each year) clear title and ownership of the mineral rights is assured in perpetuity. Currently, the patentes are the equivalent of US$7.33 per hectare per year. Failure to pay the annual patentes for an extended period can result in the claim being listed for "remate" (Auction Sale), wherein a third party may acquire a claim for the payment of back taxes owed (plus a penalty payment). In such a case, the claim is included in a list published 30 days prior to the Auction and the owner has the possibility of paying the back taxes plus penalty and thus removing the claim from the Auction List.

Chilean Copper Projects

The maps appearing immediately below depict (1) the geographical locations of the administrative regions in Chile, and (2) the locations of each of the properties in Chile Atacama Region III in which Pacific LTDA owns or has rights in mineral concessions, including the sulfide and oxide/leachable copper districts described herein. As noted below, in February 2011, our Board of Directors determined to discontinue the exploration of the Cerro Blanco project and instructed Pacific LTDA to let lapse all concession fees associated with the Cerro Blanco project.

Chilean Oxide/Leachable Copper Projects

Pacific LTDA owns or controls a portfolio of rights in three separate properties with oxide or leachable copper potential, including the La Guanaca, El Corral/La Mofralla and Venapai/Venado projects, all located in Chile's Atacama Region III. The rights in these three projects cover a cumulative area of 9,000 hectares. Each of these properties are accessible by passenger car and are adjacent to serviceable roads, The acquisition and other history relevant to each of these projects is described in more detail below.

The following maps depict the locations of and access to each of the properties in Chile Atacama Region III in which Pacific LTDA owns or has rights in mineral concessions.

La Guanaca Chile Copper Oxide Property

General

On January 24, 2008, our Company, through its subsidiary Pacific LTDA entered into an exclusive exploration, mining and exploitation agreement (the "Guanaca Lease") with Sociedad Legal Minera La Guanaca de la Sierra Vicuna ("Lessor") for the La Guanaca oxide copper project located northeast of the town of Inca de Oro, Chanaral Province, Atacama Region 3, Chile.  This property, which consists of approximately 250 hectares of exploration concessions, is road-accessible and was previously explored in the mid-1990's through geophysical methods, sampling and drilling by Empresa Nacional de Mineria ("ENAMI") a Chilean nationally-owned mining enterprise.  The Guanaca Lease is for a term of 5 years and is renewable automatically for additional 5-year periods.  The Lessor the La Guanaca property will receive US$2,000 per month in cash as a lease payment during the term of the Guanaca Lease agreement.

Location and Access

The La Guanaca Project is located approximately 150 kilometers north-northeast of the industrial city of Copiapo, which is approximately 450 kilometres north of the capital city of Santiago. The community of Inca de Oro, 38 kilometers to the southwest, is the closest community to the La Guanaca Project. The town, which is situated about 80 kilometers northeast of Copiapo, is populated by a few hundred people at best, and serves as a minimal supply point for small mines and other occupants of the area. There is no agriculture or other sustainable industries in the area. The property is accessible via paved highway C31 from Copiapo, leading northeasterly 23 kilometers, then northerly on paved C17 to the town of Inca de Oro, a distance of 76 kilometers. From Inca de Oro, graded dirt road C257 leads 8.5 kilometers northerly to C253, which travels northeasterly 25 kilometers to mine road C255. Road C255 leads south southeast 15 kilometers to the mine site. The roads are all well maintained by the local provincial authorities and accessible via 2 wheel drive vehicles. Travel time from Copiapo to La Guanaca is about 3 hours.

The La Guanaca property is depicted on the map below, and at this time is considered to be material by our Company.

Titles and Nature of Concessions; Royalties

The La Guanaca Project consists of the La Guanaca Una al Cinquenta claim, which is an exploitation claim (mensura), made up of 50 pertenencias of 5 hectares each, the Guanaca Una a Cincuenta (1-50), and is currently registered to the Lessor. Pacific LTDA through the Guanaca Lease holds a 100% interest in the property, subject only to continuing monthly payments of $2,000. Property boundaries are located by a survey, required under Chilean law for exploitation claims, and the corners are secured by concrete monuments. Other than the $2,000 monthly lease fee, there are currently no royalty or other payment obligations due from our Company to the Lessor. However, should a feasibility study be completed and a project proposed to be constructed at La Guanaca, our Company anticipates that the Lessor would try to negotiate some sort of royalty or production payment on its behalf.

Pertinent data relating to the nature of the mineral concessions comprising La Guanaca is contained in the following table:

The concessions protect the Lessor as to all mineral rights, and a right of surface access upon agreement with the surface owner. As the surface owner at La Guanaca is the state of Chile, Pacific LTDA will solicit a surface rights agreement with the government of Chile at the time of and in connection with a feasibility study, if warranted. Since the concessions at La Guanaca are mensuras, they are perpetual, permanent property rights with no expiration date, subject only to the continued and timely payment of annual fees (patentes) which are currently the equivalent of US$7.33 per hectare per year--in this case, a yearly total of $1,832. Although the Lessor is legally responsible for the payment of the patentes, the monthly remittances by our Company are intended in part to cover this cost.

Geology and Mineralization at La Guanaca

La Guanaca is hosted within a segregated, Miocene granodiorite. The granodiorite stock has intruded Jurassic granites and granodiorites as well as Cretaceous extrusive rocks in the area, and occurs as a window in the veneer of Miocene-age Atacama gravels that blanket the area. A complex, probably multi-stage intrusive breccia occupies about 40% of the window exposed below the Atacama gravels. Of dacitic composition, it is hosted by the Miocene Guanaca stock. With the exception of the young Atacama gravels, the volcanic rocks in the area have been subjected to two dominant structural events. An early north-south fault system has displaced older rocks, and has uplifted the Miocene Guanaca stock and intrusive breccias, juxtaposing the young granodiorite against Jurassic and Cretaceous intrusive rocks. A subsequent northeast-trending fault system traverses the area and truncates the early north-trending structural set. The Guanaca stock has been variably altered, and commonly exhibits secondary argillic and potassic alteration effects. In the vicinity of shear zones, most of the mafic minerals have been replaced by secondary biotite, and the felsic minerals have been converted to sericite. Older intrusive rocks do not display the same degree of alteration.

There are at least two stages of hydrothermal activity at Guanaca. The first stage is evidenced by hydrothermal alteration of the intrusive breccia, when dacitic clasts of the breccia and matrix were sericitized and biotized, and finely disseminated copper minerals were emplaced. A second event resulted in the emplacement of high grade copper minerals in vein and fault fillings, subsequent to the initial alteration of the breccia.

The principal metal of interest at La Guanaca is copper. The copper oxides malachite, azurite, chrysocolla, cuprite, and neoticite occur both in north- and northeast-trending shear zones and fractures, and in an intrusive breccia that is exposed in the erosional window at the property. The low grade copper oxide mineralization that is hosted in intrusive breccias occurs as disseminations, veins, and discontinuous pods of oxide copper minerals. Veins of secondary chalcocite after chalcopyrite also occur as irregular masses in shear zones, and in veins that vary in width from a few millimetres to 3 meters. In one shaft constructed by artisanal miners, workers encountered a granodiorite intrusive that has disseminated pyrite and chalcopyrite. The primary target is the variably mineralized intrusive breccia that is partially exposed in the small window beneath Atacama gravels. A secondary target may be buried primary copper-bearing porphyry, based only on the single occurrence of disseminated pyrite and chalcopyrite.

Prior Work at La Guanaca

Little is known of the early prospecting or artisanal production from the La Guanaca property. Early miners clearly exploited high-grade oxide copper from shear zones on the property. The first known modern evaluation was conducted in 1973 by the Chilean Instituto de Investigaciones Geologicas which conducted a geologic and hydrothermal alteration study, and concluded that, dependent upon interpretation of limited rock exposures, that the property could host a porphyry copper deposit. The study recommended substantial shallow drilling on a grid basis to develop a better understanding of the geology and mineralization of the area.

Codelco Chile staked claims around the main Guanaca workings and conducted a brief examination in 1992. That Company concluded that the property did not meet its criteria and recommended transfer of the claims to ENAMI (the Chilean mining company Empresa Nacional de Mineria). ENAMI took possession of La Guanaca in 1994 and drilled 5 conventional rotary holes on the property, and analyzed cuttings for total copper and soluble copper. ENAMI geologists also conducted geologic mapping, and conducted a brief geophysical survey. Results indicated that potential exists for development of both oxide and porphyry style copper deposits, but no additional work was done.

The specifics of the ENAMI drilling program are as follows: Enami drilled 573 meters in 5 holes between May 28 and June 13, 1994. The holes were drilled using conventional rotary drill methods, and samples were collected on one meter intervals. Two hundred ninety-nine samples were sent to CESMEC, a lab in Copiapo for analysis for copper. In addition, 26 samples were selected and analyzed for gold at the same laboratory. None of the samples returned detectable gold values. All five holes encountered variably mineralized breccia cut by fault zones and copper oxide vein and fracture filling and mineralized quartz veins. Four of five holes contained oxide copper mineralization. Holes S-1 through S-4 contained mineralization hosted in intrusive breccias. Hole S-5 encountered an altered breccia with no appreciable mineralization. The origin of the breccia in hole S-5 is not mentioned or described in the report. ENAMI drilling was insufficient to determine true thickness, and the actual orientation of mineralization is unknown, despite conceptual cross-sections prepared by ENAMI.

Mr. John Hiner, L.P. Geo. and the independent Qualified Person under Canadian National Instrument NI 43-101 engaged by our Company, examined the property over a one day period in May 2008. Known workings were visited. Artisanal miners who were active at the time allowed access to the area where they were working, and pointed out what they considered to be some of the geologic controls for localization of high-grade copper oxides. Local rock and alteration suites were examined in the immediate area of the mine workings, but much of the surface of the claim area has been extensively disturbed, and is covered by stockpiles of unknown origin, multiple and extensive waste rock piles, and the remainder is covered by a veneer of Atacama gravels.

Mr. Hiner took two 1-kg rock chip samples of copper oxide mineralization exposed at the surface by artisanal workings. Due to lack of reliable surface exposure, Mr. Hiner also took samples from two available stockpiles of material recently excavated by active artisanal miners. The samples were collected in 10 mil plastic bags, noted by sample tag and felt marker, sealed with plastic zip ties. The sample locations, which are adjacent to the active workings utilized by the artisanal miners, were noted by GPS location, and photographs of the sample area were taken. No employee, officer, director, or associate of Pacific Copper was involved in the selection of samples to be taken, involved with the collection of the samples, or the preparation of the samples. The samples were sealed at the sample site and remained in Mr. Hiner's possession. The samples were stored in his hotel room until transported by pickup truck to the ALS Chemex Laboratory in La Serena, where the samples were personally delivered to lab personnel for analysis. ALS Chemex is a certified assay laboratory under ISO 9001-2000.

ALS Chemex at La Serena prepared the samples as follows:

1. dried the samples as necessary and crushed the samples to greater than 70% - 2mm using a jaw crusher.

2. A 250 gram split is obtained using a Jones Riffle Splitter and pulverized to greater than 85% -75 microns using standard ring and puck style pulverizing equipment.

3. A 30 gram split was analyzed by for gold ICP-AA and fire assay (ALS method Au-ICP21) and by ICP-AES (ALS method ME-ICP41a) for copper and 33 other elements respectively.

Results of these analyses yielded copper values as high as 24,000 ppm Cu, or 2.4% copper from these selected surface samples.

Our Company has not engaged in any further exploration or site activities at La Guanaca since the inception of the Guanaca Lease.

Improvements, Infrastructure, Equipment and Utilities

Road access to the La Guanaca property is reflected in the map and the descriptions found above.

Power transmission lines, on the Chilean electric power grid, are closest at Potrerillos, and on a straight-line are approximately 15 km from the project. Should the costs to extend power lines to the property prove not to be economical, our Company would either (1) import diesel fuel which can be stored on-site in tanks, or (2) import compressed natural gas which can be stored on-site in tanks.

Water is expected to be obtained from at least 3 potential sources as operational process feed. These include Potrerillos (50 liters/sec located 17 km from the project, La Finca (30 liters/sec--13 km from the site) and Diego de Almagro (100 liters per second--48 km from project).

Other than the access roads, trucks and a shallow shaft, limited underground workings and a winze used by the artisanal miners to drift across a principal vein that has been exploited to only about meters, there are no facilities or equipment at the La Guanaca property.

Exploration Status, Costs and Budget

La Guanaca has no known reserves reportable under US securities laws, and the programs carried out on the property to date have been simply exploratory in nature. However, On April 9, 2009, our Company SEDAR-filed a National Instrument 43-101 technical report, compliant under Canadian law, authored by John Hiner, for its La Guanaca property. Costs incurred by our Company in connection with this report, and all other activities related to the property, including allocations, total approximately US$202,500 . At the current time, there are no plans for any additional exploration at La Guanaca.

El Corral/La Mofralla and Venado Chile  Oxide/Leachable Copper Properties

General

As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the "Gareste Agreement") with Gareste pursuant to which our Company acquired a 100% interest in the following copper oxide or leachable copper properties located in Atacama Region III, Chile: the "Venado Property" (also known as the "Venapai Property") consisting of approximately 5,000 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo; the "El Corral Property", consisting of approximately 3,600 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent "La Mofralla Property", consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously described. Under the Gareste Agreement our Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the "Gareste Oxide Shares").  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000.

El Corral/La Mofralla Property

Location and Access

The El Corral y La Mofralla Project is located about 63 kilometers south of the industrial city of Copiapo, which is approximately 450 kilometres north of the capital city of Santiago. El Corral y La Mofralla is accessible from both the north and the south by means of paved and graded dirt roads leading to the property from Copiapo. To reach the property from the north, highway C-35 leads south from Copiapo through the small communities of Tierra Amarilla and Pabellon about 60 km to provincial road C-423, which turns into C-431. Travel 22 km to highway C-439, and turn southwesterly onto the north end of the property. Access from the south is via Route 5, which leads south from Copiapo approximately 62km to the turnoff at highway C-435. Graded dirt road C-435 leads southeasterly for about 23 kilometers to highway C-451. Turn east on C-451 and travel 15 kilometers to the property. A network of roads in arroyos and washes, known locally as quebradas, provides access to much of the property.

The El Corral y La Mofralla property is depicted on the map below, and at this time is considered to be material by our Company.

Titles and Nature of Concessions; Royalties

The El Corral y La Mofralla Project consists of 13 contiguous mining claims that cover 3,850 hectares, registered in the name of Pacific LTDA. As mentioned above, a 2% net smelter return royalty is payable on production from the El Corral concessions, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000. There is no royalty burden associated with the La Mofralla claims.

Pertinent data relating to the nature of the mineral concessions comprising El Corral y La Mofralla is contained in the following table:

The concessions protect the concession owner as to all mineral rights, and a right of surface access upon agreement with the surface owner. Pacific LTDA will solicit a surface rights agreement with the surface owner at the time of and in connection with a feasibility study, if warranted. Since the concessions at La Guanaca are pedimentos, or exploration claims, they are of two years in duration and require a yearly maintenance payment which is currently nearly the equivalent of US$3.00 per hectare per year. Pacific LTDA is legally responsible for the payment of the yearly fees to maintain the pedimentos.

Geology and Mineralization

The area involving the property is dominated by late Cretaceous to Paleocene volcanic and sedimentary rocks. The late Cretaceous-Tertiary age Hornitos Formation consists of a thick sequence of alternating andesite flows, agglomerates, lahars, and tuffs with interbedded clastic and volcaniclastic rocks including arkoses, graywackes, sandstones, siltstones, shales, and conglomerates. Most of the clastic units are green-gray to black in color, indicating deposition likely occurred in a reducing environment. The Hornitos Formation is host to the stratiform copper mineralization that may be syngenetic.

The Hornitos Formation unconformably overlies the andesitic volcanic rocks of the Cretaceous Cerillos Formation. The Cerillos Formation is a 1500 m thick sequence of green to purple, massive-bedded andesite flows with interbeds of conglomerates and volcanic conglomerates. The Cerillos and Hornitos Formations are folded and generally steeply dipping, and both are unconformably overlain by relatively flat-lying tuffs, andesites, and conglomerates of an unnamed Tertiary-aged formation. These volcanically-derived sedimentary units have been folded in a regional, NE trending, slightly westward-plunging syncline. At the El Corral portion of the property, chalcocite and bornite occur in bedded tuffs, tuffaceous to arkosic sandstones, shales, siltstones and in andesite flow tops on the east limb of the syncline. The chalcocite and bornite are accompanied by the oxidation products of malachite, atacamite, tenorite, and chrysocolla. Exotic copper has been deposited in a conglomerate unit within the volcaniclastic package. The occurrence of chalcocite and bornite in sedimentary units that exhibit little if any alteration suggests that the sulfide minerals may be been deposited synchronously with the sedimentary rocks.

The dominant structure is a northeast-trending, southwest-plunging syncline. Faults that are probably related to the folding event cut the syncline but most have minor or no offset. Later northwest-trending faults related to the currently-active Atacama fault system cut all the rock units in the area. Several faults that cut mineralized beds contain copper oxide mineralization.

The El Corral segment of the property hosts sulfide copper mineralization in what appears to be a syngenetic setting. Copper-bearing units are commonly stacked within a specific clastic horizon, generally associated with a basal andesite flow or tuff. The La Mofralla segment of the property hosts shear-zone oxide copper mineralization in fractures, shears, and as fillings in sheared conglomerate.

Minerals found at the El Corral segment of the property consist of chalcocite, bornite, covellite, and the associated copper oxides malachite, azurite, chrysocolla, tenorite, neoticite, and atacamite. Chalcocite occurs as thin selvages and distinct blebs of chalcocite that are drawn out along bedding planes. Chalcocite thicknesses vary from razor-thin selvages to discontinous "beds" up to 5cm thick along indistinct bedding planes in outcrops where textural variations are visible. Many of the reliable exposures have been disrupted by landslide blocks and rapid thickness variations and dip changes are common. It is overlain by dark brown shale containing chalcocite-bearing pebbles derived from the unit below. Except for disruptions in continuity from alluvium or landslide material, the unit can be traced over a strike length of 600 m, and the thickness of both the tuffaceous volcaniclastic shale and the dark brown shale pinches and swells from a few cm to as much as 3 m.

The La Mofralla segment of the property in the southeast hosts a small open pit CuOx occurrence situated in a low-angle fault, known locally as the Mofralla Fault. The fault cuts andesitic volcanic rocks and conglomerates of the Cerrillos Formation. Copper occurs as chrysocolla, malachite, tenorite, and atacamite derived from oxidation of chalcocite. The copper minerals occur in a brecciated and faulted zone about 50 m thick by 200 m in width. The fault has additionally been traced over a strike length of 400 m.

Prior Work at El Corral y La Mofralla

Little information is available regarding the early prospecting or artisanal production from El Corral y La Mofralla. Early miners developed a small open pit at La Mofralla, and exposed a 50 meter wide zone of copper oxide mineralization in a low-angle fault zone. At El Corral, widespread copper mineralization in bedded sedimentary rocks and bedded tuffaceous units was the locus of artisanal prospecting, but no production is apparent. Any high-grade, hand-selected copper mineralization that could have been shipped to ENAMI is not recorded.

The first modern evaluation known to our Company occurred in 1998. Tucson, Arizona consultant Joe Wilkins evaluated the El Corral y La Mofralla properties for S&S Mining Company. Wilkin's work was preceded by three geologists sent to the property by S&S Mining Company to confirm reported copper occurrences prior to Wilkins visit. He conducted limited sampling and reconnaissance level geologic mapping, and concluded that the property has good potential for development of oxide copper reserves, particularly at La Mofralla. Three samples taken by Wilkins at La Mofralla averaged 1.24% Cu and 14 g/t Ag. Wilkins recommended detailed mapping and sampling, trenching, and core drilling.

In 1999, Santiago, Chile consultant Enrique Marino examined the El Corral y La Mofralla property. He also concluded that conditions were conducive for the identification of potentially economic copper-silver mineralization. His recommendations included acquisition of air-photo coverage and geologic mapping at a scale of 1:10,000 with an emphasis on mineralized zones. Based on reconnaissance-level mapping and sampling he recommended trenching, additional sampling, and geochemical studies to determine ore mineralogy and metallurgical response prior to additional work.

Mr. John Hiner, L.P. Geo. and the independent Qualified Person under Canadian National Instrument NI 43-101 engaged by our Company, examined the property over a one day period in May 2008. Known workings were visited, and Mr. Hiner took three samples of copper mineralization: one at La Mofralla, and two at El Corral. The samples were collected in 10 mil plastic bags, noted by sample tag and felt marker, sealed with plastic zip ties. At La Mofralla, the sample was representative of the copper oxide mineralization found across the south face of the pit developed by artisanal miners. About 20 m of the zone exposed in the pit was not sampled due to dangerous pit conditions. At El Corral, both samples were taken of stratiform mineralization found within the volcaniclastic sedimentary section. The first sample was taken as a check of previous sampling conducted by consultant Marino, and the second sample was taken from small dumps from prospect pits and shafts developed by artisanal miners on bedded mineralization. Hiner's samples were taken only to confirm the existence of copper mineralization, not to establish grade or tenor.

The samples were sealed at the sample site and remained in the possession of Mr. Hiner. The samples were stored in his hotel room until transported by pickup truck to the ALS Chemex Laboratory in La Serena, where the samples were personally delivered to lab personnel for analysis. ALS Chemex is a certified assay laboratory under ISO 9001-2000.

ALS Chemex at La Serena prepared the samples as follows:

1. dried the samples as necessary and crushed the samples to greater than 70% -2mm using a jaw crusher.

2. A 250 gram split was obtained using a Jones Riffle Splitter and pulverized to greater than 85% -75 microns using standard ring and puck style pulverizing equipment.

3. A 30 gram split was analyzed by for gold ICP-AA and fire assay (ALS method Au-ICP21) and by ICP-AES (ALS method ME-ICP41a) for copper and 33 other elements respectively.

Results of these analyses yielded copper values as high as 24,000 ppm Cu, or 2.4% copper at El Corral, and 15,200 ppm Cu, or 1.52% Cu at La Mofralla from these selected surface samples.

Our Company has not engaged in any further exploration or site activities at El Corral/La Mofralla since the visit by Mr. Hiner.

Improvements, Infrastructure, Equipment and Utilities

Road access to the Corral/Mofralla property is reflected in the map and the descriptions found above.

Power transmission lines, on the Chilean electric power grid, are closest at San Antonio, and on a straight-line are approximately 20 km from the project. Should the costs to extend power lines to the property prove not to be economical, our Company would either (1) import diesel fuel which can be stored on-site in tanks, or (2) import compressed natural gas which can be stored on-site in tanks.

Water for operational process feed can be obtained from a number of different nearby sources. The Rio Manflas is located 23 km from the project and has a flow of 300 liters/second. There are six other potential water supplies within 65 km that range up to 400 liters/sec of water.

Other than the access roads there are no improvements, facilities or equipment at the property.

Exploration Status, Costs and Budget

El Corral y La Mofralla has no known reserves reportable under US securities laws, and the programs carried out on the property to date have been simply exploratory in nature. However, On April 9, 2009, our Company SEDAR-filed a National Instrument 43-101 technical report, compliant under Canadian law, authored by John Hiner, for this property. Costs incurred by our Company in connection with this report, and all other activities related to the property, including allocations, total approximately US$58,000. At the current time, there are no plans for any additional exploration at El Corral y La Mofralla.

Venado/Venapai property

Location and Access

The Venapai property is located in Atacama Region III about 43 km east northeast of the industrial city of Copiapo, which is approximately 450 km north of the capital city of Santiago. To reach the Venapai property, travel southeast from Copiapo on Avenida Copayapu to Camino Inca de Oro, a distance of about 8 km. Camino Inca de Oro, denoted as Chilean highway 31, is known also as the international highway, and leads northeasterly in the Quebrada Paipote. Travel about 38 km northeast on highway 31 to the intersection of Quebrada Dadin. Access to the workings is via a twisty dirt road in the canyon and via switchbacks to the property, a distance of about 6 km. A four-wheel drive vehicle with good clearance is recommended. Allow about an hour travel time from Copiapo to the property.

The Venado/Venapai property is depicted on the map below, and at this time is considered to be material by our Company.

Titles and Nature of Concessions; Royalties

The Venapai property consists of seventeen mineral concessions, referred to in Chile as pedimentos, which are currently registered to Pacific LTDA. These concessions cover an area totaling 4,900 hectares. As mentioned above, a 2% net smelter return royalty is payable on production from the Venapai concessions, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000.

Pertinent data relating to the nature of the mineral concessions comprising Venapai is contained in the following table:

The concessions protect the concession owner as to all mineral rights, and a right of surface access upon agreement with the surface owner. Pacific LTDA will solicit a surface rights agreement with the surface owner at the time of and in connection with a feasibility study, if warranted. Since the concessions at La Guanaca are pedimentos, or exploration claims, they are of two years in duration and require a yearly maintenance payment which is currently nearly the equivalent of US$3.00 per hectare per year. Pacific LTDA is legally responsible for the payment of the yearly fees to maintain the pedimentos.

Geology and Mineralization

The Venapai area is underlain by a thick sequence of volcanic rocks in a complex structural setting. The volcanic stratigraphy is difficult to ascertain due to rapid facies changes and fault offsets. In general, there is a basal sequence of andesite flows that are covered by a thick sequence of ash flow tuffs, volcaniclastic rocks, and tuffaceous sedimentary rocks ranging from coarse arkosic sandstones to pebble conglomerates. This sequence is overlain by very coarse andesitic agglomerates and intercalated andesitic flows. Locally, breccias are developed within the upper volcanic pile, most commonly as flow breccias and flow top breccias. There has been no formal assignment of formation names, but it is likely that these volcanic rocks are correlative with the late Cretaceous Cerillos Formation and the late Cretaceous-early Tertiary Hornitos Formation. The entire volcanic sequence has been cut by andesitic to dacitic dikes and common lamprophyre dikes. There does not appear to be a dominant trend to the dikes, but an overall sense that these dikes are radiating outward from a complex rhyodacitic intrusive plug complex located about 3.5 km southeast of the property. The style of volcanic deposition, with rapid lateral and vertical facies changes, and the occurrence of an intrusive plug complex to the south southeast are strongly suggestive that volcanic rocks at the Venapai property were deposited on the side of a massive stratovolcano that was active in late Cretaceous time.

With the exception of the Quebrada Paipote, which trends northeasterly across the property, the dominant structural trend on the property is northwesterly. The Quebrada Paipote is almost certainly a fault or fault zone, as evidenced by rock type changes across the quebrada from southeast to northwest, truncation of northwest trending faults and dikes, and a distinct change in topographic texture on either side of the quebrada. Offsets on the northwest-trending faults commonly juxtapose different rock types, making correlations and determination of local stratigraphy difficult.

Two known modes of copper mineralization occur on the property. The first occurrence includes CuOx minerals as malachite, chrysocolla, atacamite, and neoticite found in small shear zones in the uppermost coarse agglomerates and volcanic flows. All the copper noted in these occurrences is exotic, and the source is unknown. In the second occurrence, native copper and cuprite accompanied by the oxide products of chrysocolla and malachite occur as disseminations in fine-grained tuffaceous rocks, welded tuffs or ignimbrites, and in the interstices of flow-top breccias and agglomerates of the middle section of volcaniclastic rocks.

Prior Work at Venapai

At several locations, artisanal miners have mined small shear zones containing chrysocolla and malachite. Numerous small stockpiles remaining in the area suggest the miners were hand cobbing the copper mineralization to increase grades. Other than the artisanal prospecting and minor production as noted, there has been no systematic modern exploration conducted that is evident at the property. Representatives of Gareste, the vendor to Pacific LTDA, conducted a modest stream sediment program in the Quebrada Paipote area in mid-2008 as part of a reconnaissance evaluation of the area, and confirmed the presence of copper in the Quebrada Paipote and nearby hills. Gareste engaged geologic consultant E. Marino to follow this work with a rock chip sampling of artisanal workings and various rock types to establish a basic geochemistry database. Geologic consultant E. Marino also supervised a small rock chip grid-sampling program on the south side of Quebrada Paipote in an area where copper oxides and native copper were found in tuffs and welded tuff.

Based on the results of the rock-chip sampling a 1,500 meter 8-hole drill program was planned and initiated by Pacific LTDA in mid-November, 2008. As of the end of February 2009 eight core holes were completed, a total of 1.550 meters. Drill core was submitted to Viga Laboratories in Copiapo for analysis. However, due to a lack of funding, the analysis has not been completed and the program remains in suspense at this time.

Mr. John Hiner, L.P. Geo. and the independent Qualified Person under Canadian National Instrument NI 43-101 engaged by our Company, examined the property over a one day period in July 2008. Known workings were visited, and Mr. Hiner took three 1 kg samples of copper mineralization: two were taken in prospect pits developed on shear zones to ascertain the relative grade of the CuOx mineralization, and a third was taken in the area containing native copper and cuprite. All the samples were collected in 10 mil plastic bags, noted by sample tag and feltmarker, and sealed with plastic ziplock ties. The sample locations were noted by GPS location, and photographs of the sample area were taken. These samples were taken to confirm the presence of copper in shear zones and as disseminations in volcaniclastic rocks. No attempt was made to establish grade, continuity, or persistence of any mineralization, given the early stage of exploration that the Venapai property exhibits.

The samples were sealed at the sample site and remained in the possession of Mr. Hiner. The samples were stored in his hotel room until transported by pickup truck to the ALS Chemex Laboratory in La Serena, where the samples were personally delivered to lab personnel for analysis. ALS Chemex is a certified assay laboratory under ISO 9001-2000.

ALS Chemex at La Serena prepared the samples as follows:

1. dried the samples as necessary and crushed the samples to greater than 70% -2mm using a jaw crusher.

2. A 250 gram split was obtained using a Jones Riffle Splitter and pulverized to greater than 85% -75 microns using standard ring and puck style pulverizing equipment.

3. A 30 gram split was analyzed by for gold ICP-AA and fire assay (ALS method Au-ICP21) and by ICP-AES (ALS method ME-ICP41a) for copper and 33 other elements respectively.

Results of these analyses yielded copper values as high as 18,600 ppm Cu, or 1.86% copper at Venapai from these selected surface samples.

Our Company has not engaged in any further exploration or site activities at La Guanaca since the drilling program described herein.

Improvements, Infrastructure, Equipment and Utilities

Road access to the Venapai property is reflected in the map and the descriptions found above.

Power transmission lines, on the Chilean electric power grid, are closest at the Carrera Pinto area, and on a straight-line are approximately 11 km from the project. Should the costs to extend power lines to the property prove not to be economical, our Company would either (1) import diesel fuel which can be stored on-site in tanks, or (2) import compressed natural gas which can be stored on-site in tanks.

Water for operational process feed is expected to be obtained from wells at either the Carrera Pinto area (15 km) or the Puerta area (30 km), each of which areas currently has 30 liters/second of water available.

Other than the access roads, there are no improvements, facilities or equipment at the property.

Exploration Status, Costs and Budget

Venapai has no known reserves reportable under US securities laws, and the programs carried out on the property to date have been simply exploratory in nature. However, On April 9, 2009, our Company SEDAR-filed a National Instrument 43-101 technical report, compliant under Canadian law, authored by John Hiner, for the Venapai property. Costs incurred by our Company in connection with this report, exploration, and all other activities related to the property, including allocations, total approximately US$906,700. At the current time, there are no plans for any additional exploration at Venapai.

Chilean Sulfide Copper Properties

Carrera Pinto District

The Carrera Pinto District is located 60 kilometers northeast of Copiapo and is reached on paved roads using the highway to Inca del Oro.  Travel time is less than an hour.   The properties are located in the plain and along the fringes of a collapsed caldera system of approximately 20 kilometers in diameter.  The hills forming the caldera walls are crossed with numerous veins and mantos containing copper with some silver. Our Company does not consider the properties of the Carrera Pinto District to be material at this time.

The Carrera Pinto concessions owned by our Company are comprised of the Cobrizo, Puquois and Turkesa properties, and are depicted on the map below.

Titles and Nature of Concessions; Royalties

The Carrera Pinto project consists of fourteen mineral concessions which are currently registered to Pacific LTDA. These concessions cover an area totaling 3,600 hectares. There are no net smelter return or other royalties payable on production from these concessions,

Pertinent data relating to the nature of the mineral concessions comprising Carrera Pinto is contained in the following table:

Our Company at this time has no plans for any exploration at the Carrera Pinto property, and does not consider it to be material to our Company.

Cerro Blanco District

On February 3, 2011, our Board of Directors determined to discontinue exploration of the Cerro Blanco project, which is located approximately 90 kilometers south of Copiapo and is comprised of five mineral concessions totaling 1,000 hectares.

This property was not material to our Company. Our Board of Directors decided to discontinue exploration of this project and instructed Pacific LTDA to let lapse all concession fees associated with it because Cerro Blanco was an early stage project which we deemed not sufficiently prospective and too costly to maintain given our other payment obligations.

Carrizal District

Carrizal is located roughly 120 km southwest from Copiapo on primary and secondary improved roads. Carrizal is accessed using the Pan American highway south of Copaipo for about an hour, then west on improved secondary roads for an additional 30 minutes.  The mean elevation is 700 meters, and weather is temperate for year round operations. Our Company does not consider the properties at Carrizal to be material at this time.

The Carrizal concessions owned by our Company are depicted on the map below.

Titles and Nature of Concessions; Royalties

The Carrizal claims currently consist of two mineral concessions which are registered to Pacific LTDA. These concessions cover an area totaling 500 hectares. There are no net smelter return or other royalties payable on production from these concessions,

Pertinent data relating to the nature of the mineral concessions comprising Carrizal is contained in the following table:

Our Company at this time has no plans for any exploration at the Carrizal property, and does not consider it to be material to our Company.

Our Company through Pacific LTDA also executed a letter of intent dated September 9, 2008 with a single vendor to acquire its interest in the Yerbas Buenas oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III.  Chile.  Yerbas Buenas is located roughly 20 km from the El Corral property.  The vendor of Yerbas Buenas is Gareste, Ltda, a Chilean entity which is owned in part by a Director of our Company.  The vendor was to receive 2 million shares of our Company's common stock at closing in exchange for its interest at Yerbas Buenas, and a 2% NSR royalty, capped at $6 million, 1% of which can be repurchased for the sum of $2 million at any time prior to commercial production.  This transaction did not close and on February 22, 2010, the parties terminated the agreement for Yerbas Buenas.  Our Company did not and does not consider this property to be material.

Pacific Copper Peru SRL

On December 17, 2007, our Company completed the acquisition of Pacific Copper Peru SRL, a limited partnership organized under the laws of Peru ("Peru SRL") pursuant to a Share Exchange Agreement among our Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the "Peru Agreement").  On August 9, 2007, Dr. David Hackman, a former partner of Peru SRL, was appointed to our Company's Board of Directors in anticipation of the closing of the Peru Agreement.  On December 12, 2007, our Company's Directors passed a resolution appointing Harold Gardner, a member of our Company's Board of Directors, Manager of Peru SRL.

Pursuant to the Peru Agreement, our Company issued 4,850,000 shares of our Company's common stock (the "Consideration Shares"), subject to an escrow agreement, to the former partners of Peru SRL as consideration for the acquisition of Peru SRL.  Dr.. Hackman was among the former partners of Peru SRL and received 2,425,000 Consideration Shares.  As a result of the closing, Peru SRL became a subsidiary of our Company.  Mr. Brodkey holds a 1% interest in Peru SRL for the benefit of our Company.  Mr. Brodkey holds this 1% interest in order to comply with the requirement under Peruvian law that limited partnerships in Peru have at least two partners.

As of the date of this report, Peru SRL has no material or other mineral assets, as the transactions contemplated or related to the Peru Agreement, which would transfer mineral titles to Peru SRL, have not been formally completed.  The Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among our Company, Peru SRL and the former partners of Peru SRL (the "Closing Agreement").  Pursuant to the terms of the Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, including the following items

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
(f)

The certificates evidencing the Peru SRL partnership interests acquired by our Company have been duly transferred and registered in Peru SRL's records, such certificates legally representing the equity interests of Peru SRL.

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

The Consideration Shares were exempt from registration under the Securities Act of 1933, as amended, and were restricted upon issuance. As of the date of this report, the Peru Consideration Shares remain in escrow, the Closing Conditions have not been satisfied, and our Company has not yet elected to waive any of the Closing Conditions. In any event, our Company does not consider any of the Peru Claims or the copper projects in Peru to be material to our Company.

Mineral Title in Peru

Mineral property in Peru is acquired under the General Mining Law of 1992, which consolidated several prior mining acts and provided a mineral concession basis for holding land and mineral rights. A mining concession grants its holder the right to exploit and explore all mineral resources that may be found in the subsoil of the concession area. Mining concessions are granted in extensions ranging from 100 to 1000 hectares in grids or groups of adjacent grids that are contiguous to each other at least by one side, except for concessions on the maritime domain, for which grids from 100 to 10,000 hectares may be granted. Concessions are irrevocable provided that the concessionaire fulfills the obligations set forth by the General Mining Act to maintain the concession effectiveness.

The mining concession application must include the payment receipts for the Effectiveness Fee corresponding to the first year, which is equivalent to US$ 3.00 per requested hectare, and the Payment Receipt for the Administrative Fee equivalent to 10% of the effective Tax Unit. Mining concession applications are received at the National Institute of Concessions and Mining Cadastre (Instituto Nacional de Concesiones y Catastro Minero-"INACC") on a first-come-first-serve basis. Upon reception of the mining concession application, the front desk officers at INACC's Office of Mining Concessions (Oficina de Concesiones Mineras-"OCM") determine priority in the submission of applications. This priority is applicable even when the reading of the application or the review of the attached documents shows incompliance with any of the requirements set forth in the General Mining Act as regulated. Deficient mining concession applications may be amended within 10 business days of notification of the omission. Mining concession applications failing to attach receipt of payment for the effectiveness fee and/or the administrative fee; not including information on the UTM coordinates of the requested area; or lacking an opinion or having an unfavorable opinion regarding the mining concession application issued by the Provincial and District Municipality, shall be rejected by the Office of Mining Concessions of INAAC.

Mining concessions are not granted within municipality boundaries or within areas designated as expansion zones of municipal boundaries. For reasons of national security, any concessions within 50 kilometers of a national political boundary cannot be held under concession by foreign entities unless and until the concession has been approved by the Ministry of Defense. If the mining concession application meets the requirements set forth in the Regulations on Mining Procedures, the General Bureau of Mining Concessions of INACC shall notify the interested party, within 7 business days following the mining concession application submission, of the publication of court notices, attaching the notices to be published, and if necessary, to be posted. Simultaneously to the notification to the mining concession applicant, the Head of the General Bureau of Mining Concessions of INACC shall notify the holders of other mining concession applications or previously granted mining concessions, whose areas are located in part of the grid or group of grids included in the mining concession application.

All mining concession applications are published once in the "El Peruano" Official Gazette and in the newspaper in charge of the publication of court notices in the capital city of the province or region where the requested area is located. In the latter case, if no such newspaper exists, notices shall be posted for 7 business days in the INACC's main office or decentralized offices, as appropriate. Notices shall be published within 30 business days upon notice notification. Within 60 calendar days upon publication, the interested party shall deliver the published pages evidencing the publication of the notices to INACC's General Bureau of Mining Concessions. Within 30 business days upon receipt of the publication of notices, if no objection has been filed, INACC's General Bureau of Mining Concessions issues the legal and technical opinion. Once the resolution granting the title to the mining concession is final and unappealable, it can be registered upon request of the interested party, in the Registry of Mining Rights of the National Superintendence of Public Registration (Superintendencia Nacional de Registros Publicos).

Peruvian Copper Projects

The interests to be obtained by Peru SRL consists of rights in three separate properties with copper potential, including the Don Javier, Tonalia and Tenospa projects, all located in the Arequipa department of southern Peru. The rights in these three projects cover a cumulative area of almost 2,600 hectares. Each of these properties are accessible by passenger car and are adjacent to serviceable roads,

The maps appearing immediately below depict (1) the geographical locations of the administrative regions in Peru, (2) the locations of each of the properties in Peru's Arequipa Region in which Peru SRL, pending the closing of transactions and transfers of mineral titles, will own or have rights in mineral concessions, and (3) a small -scale map showing road access to each of these properties. Our Company does not consider any of these properties to be material to our Company.

74°W
72°W
16°S
Tenospa
Tonalia
Don Javier
N
Legend
Pacific Copper Projects
Arequipa Dept.
Peru national borders
0
100
200
Kilometers

Pacific Copper Corp. Arequipa Dept., Peru	Property Locations Index Map	Datum: WGS84 Drawn by: SMS Date: 9/4/2010

Tenospa
Tonalia
Arequipa
Don Javier
Legend
Project boundaries
City of Arequipa
Roads
0
50
Kilometers

Pacific Copper Corp. Arequipa Dept., Peru	Property locations with road access	Datum: WGS84 Drawn by: SMS Date: 9/7/2010 Base: Landsat Thematic Mapper satellite image mosaic (U.S. Geological Survey)

Don Javier Project

The Don Javier mineral exploitation claims are comprised of one mineral concession totaling 599.9 hectares, which is depicted on the maps above.

Pertinent data relating to the nature of the mineral concession comprising Don Javier is contained in the following table:

Our Company at this time has no plans for any exploration at the Don Javier property, and does not consider it to be material to our Company.

Tonalia Property

The Tonalia claims are comprised of one mineral concession totaling 1,000 hectares, and are depicted on the maps above.

Pertinent data relating to the nature of the mineral concession comprising Tonalia is contained in the following table:

Our Company at this time has no plans for any exploration at the Tonalia property, and does not consider it to be material to our Company.

Tenospa Property

The Tenospa claims, comprised of one mineral concession totaling 1,000 hectares, are depicted on the maps above.

Pertinent data relating to the nature of the mineral concession comprising Tenospa is contained in the following table:

Our Company at this time has no plans for any exploration at the Tenospa property, and does not consider it to be material to our Company.

GLOSSARY OF TERMS

Adit:  a tunnel entrance.

Caldera: a large basin shaped volcanic depression, more or less circular.

Chalcocite: a sulfide mineral ore of copper.

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

ITEM 3.            LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.            (REMOVED AND RESERVED)

PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the OTC Bulletin Board under the symbol "PPFP" on July 27, 2007. The following table sets forth, for the calendar periods indicated, the high and low bid quotations of our common stock on the OTC Bulletin Board. The prices relating to the OTC markets reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2010	2009
1st Quarter	$0.05 - 0.10	$0.04 - 0.11
2nd Quarter	0.033 - 0.10	0.04 - 0.15
3rd Quarter	0.012 - 0.05	0.06 - 0.16
4th Quarter	0.0122 - 0.05	0.05 - 0.12

Holders

The number of record holders of our common stock, $0.0001 par value, as of February 9, 2011 was 604.

Dividends

We have not, since the date of our incorporation, declared or paid any dividends on our common shares. We anticipate that we will retain future earnings and other cash resources for the operation and development of our business for the foreseeable future. The payment of dividends in the future will depend on our earnings, if any, and our financial condition and such other factors as our board of directors considers appropriate.

Securities Authorized for Issuance under Equity Compensation Plans

On August 8, 2006, we adopted the 2006 Stock Option Plan (the "Plan") under which our officers, directors, consultants, advisors and employees may receive stock options.  The aggregate number of shares of common stock originally authorized under the plan was 5,000,000.  Since adoption of the Plan an additional 900,000 shares were authorized for issuance pursuant to the Plan's "evergreen share reserve increase" provision.  The purpose of the Plan is to assist us in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors, and employees of Pacific Copper who contribute to our success, and to achieve long-term objectives that will inure to the benefit of all shareholders through the additional incentive inherent in the ownership of our common stock.  Options granted under the plan will be either "incentive stock options", intended to qualify as such under the provisions of section 422 of the Internal Revenue Code of 1986, as from time to time amended (the "Code") or "unqualified stock options".  For the purposes of the Plan, the term "subsidiary" shall mean "Subsidiary Corporation," as such term is defined in section 424(f) of the Code, and "affiliate" shall have the meaning set forth in Rule 12b-2 of the Exchange Act. The Plan is administered by the Board of Directors.

On June 22, 2007, Pacific Copper filed a registration statement on Form S-8 with the SEC pursuant to which it registered 5,000,000 shares of common stock for issuance upon exercise of options granted pursuant to the Plan.

The table set forth below presents information relating to our Plan as of October 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,680,000	$0.49	520,000

Equity compensation plans not approved by securities holders	N/A	N/A	N/A

Total	4,680,000	$0.49	-

Recent Sales of Unregistered Securities

The Company executed a consulting agreement effective February 8, 2010, whereby the Company authorized the issuance of 300,000 restricted common shares at a deemed price of $0.10 per share to the consultant as compensation for investor relation services. The Company relied on an exemption from the registration requirements of the U.S. Securities Act pursuant to Regulation S and Section 4(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2010.

ITEM 6.            SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended October 31, 2010 and 2009 should be read in conjunction with our most recent audited consolidated financial statements for the years ended October 31, 2010 and 2009, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Our Plan of Operations

Pacific Copper has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As at October 31, 2010, we had accumulated net losses of $18,196,428 since our inception.  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon successful exploration results on our properties and our raising additional equity financing.

As described in greater detail below, our Company's major endeavor over the twelve-month period ended October 31, 2010 has been its effort to raise additional capital to pursue further acquisitions and carry out exploration activities on its mineral claims.

Results of Operations - Years Ended October 31, 2010 and 2009

The following table sets forth our consolidated loss from operations during the fiscal years ended October 31, 2010 and 2009.

	Cumulative since inception to October 31, 2010	Year Ended October 31, 2010	Year Ended October 31, 2009
Operating Expenses	$	$	$
General and administration	6,021,602	416,136	1,186,120
Project expenses	5,600,306	414,745	986,105
Mining claims acquisition cost expense	6,273,571	-	749,700
Amortization	121,904	32,697	46,549
Total Operating Expenses	18,017,383	863,578	2,968,474
Loss from Operations	(18,017,383)	(863,578)	(2,968,474)

Revenues

No revenue was generated by our Company's operations during the twelve month period ended October 31, 2010 and October 31, 2009.

Net Loss

Our Company's expenses are reflected in the Statements of Operation under the category of Expenses to meet the criteria of United States generally accepted accounting principles ("GAAP").

Expenses

The significant components of expense that have contributed to the total operating expense are discussed as follows:

General and Administrative Expense

Included in operating expenses for the twelve-month period ended October 31, 2010 is general and administrative expense of $416,136, as compared with $1,186,120 for the twelve month period ended October 31, 2009.  General and administrative expense represents approximately 48.1% of the total operating expense for the twelve-month period ended October 31, 2010 and approximately 39.9% of the total operating expense for the twelve month period ended October 31, 2009.  The decrease in expenses in 2010 is mainly due to non-cash compensation expense relating to the issue of options and warrants for $28,242 in 2010 (2009: $341,946); non-cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $9,667 in 2010 (2009: $145,833), legal and audit expenses for $49,367 (2009: $163,774) and office, payroll and other general expenses for $328,860 in 2010 (2009: $534,567).

Project Expense

Included in operating expenses for the year ended October 31, 2010 is project expenses of $414,745 as compared with $986,105 for the year ended October 31, 2009.  Project expense represents approximately 48.0% of the total operating expense for the twelve month period ended October 31, 2010 and approximately 33.2% of the total operating expense for the twelve month period ended October 31, 2009. This includes expenses related to mineral claim fees, equipment rentals, contract labor, field wages drilling, project consulting and other project related expenses. The reduction in expenditure is primarily due to funding needs.

Mining Claims Acquisition Cost Expense

Mining claims acquisition cost expense decreased to $Nil during our year ended October 31, 2010, as compared to $749,700 during our year ended October 31, 2009. The reason for this decrease is that we did not acquire any mining claims during our fiscal year ended October 31, 2010.

Liquidity and Capital Resources

The following table summarizes our Company's cash flows and cash in hand for the twelve month period:
	October 31, 2010	October 31, 2009
Cash	$5,569	$9,349
Cash used in operating activities	$(31,131)	$(437,976)
Cash used in investing activities	$-	$300
Cash provided by financing activities	$28,264	$335,000

As at October 31, 2010 our Company had working capital deficit of $3,080,074.  During the twelve-month period ended October 31, 2010 our Company raised $28,264 from advances from non-related parties.

The total assets for the twelve-month period ended October 31, 2010, include cash and cash equivalents for $5,569, deferred financing costs of $1,711, and advances to related parties for $15,000, mining claims of $900, and plant and equipment of $76,197.  For the year ended October 31, 2009, total assets include cash and cash equivalents of $9,349, prepaid expenses and other receivables of $5,782, deferred financing costs of $4,023, advances to related parties of $36,000, mining claims of $900 and plant and equipment of $108,894.  The current assets reduced significantly from $55,154 on October 31, 2009 to $22,280 on October 31, 2010.  The reduction in current assets is primarily due to cash outflow from operating activities of $16,711 during the twelve month period ended October 31, 2010.

Advances to a related party include a net receivable of $15,000, after providing a reserve for doubtful receivable for $110,165, advanced interest free against demand promissory notes to our Company related through common directors and management.  The advance was used to cover common business expenses between the two Companies. Our Company opted to create a reserve for $110,165 as a matter of prudence and caution due to the current unfavorable and challenging general economic conditions. Our Company received $15,000 subsequent to the year end. This receivable was created primarily due to funds being sent to an exploration contractor who was providing services to both companies.

Cash Flows Used in Operating Activities

Our net cash used in operating activities during 2010 was $31,131 compared to $437,976 for the same period during 2009.

Cash Flows Provided by Financing Activities

Our net cash provided by financing activities during 2010 was $28,264 compared to $335,000 for the same period in 2009.

Contractual Obligations and Commercial Commitments

On April 19, 2007, our Company executed an agreement dated as of April 11, 2007 with David Hackman, a director of our Company, on behalf of a corporation to be formed in Peru which, prior to closing, would then own certain mineral claims located in Peru.  On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL, pursuant to the Share Exchange Agreement among our Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007.  The 4,850,000 shares of our Company's common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.

On April 19, 2007 our Company executed an agreement dated as of April 11, 2007 with Harold Gardner, a director of our Company, on behalf of a corporation to be formed in Chile which, prior to closing, would then own certain mineral claims located in Chile.  On January 8, 2008, Pacific Copper acquired Pacific LTDA pursuant to a Share Exchange Agreement entered into as of April 11, 2007 between our Company and the former partners of Pacific LTDA.  The 6,088,452 shares of our Company's common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions.

On August 9, 2007 our Company and Andrew A. Brodkey executed an employment agreement pursuant to which our Company retained Mr. Brodkey as President and Chief Executive Officer.  The Employment Agreement had an initial two-year term that commenced on August 1, 2007 and continued through August 1, 2009.  Under the terms of the Employment Agreement, the term was automatically renewed on August 1, 2009, for another two years.  Mr. Brodkey's base salary is $132,000 per year.  Upon certain events of termination Mr. Brodkey would be entitled to a maximum of one year's salary as a severance payment.  Under the employment agreement, Mr. Brodkey is permitted to pursue other business opportunities.

On August 22, 2007 our Company entered into an agreement with Kriyah Consultants LLC ("Kriyah") for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and will receive payments of $4000 each month thereafter.  Commencing in January of 2009, this amount was reduced to $2,500 per month, and as of March, 2009, reflecting market conditions, to $250 per month.  In order to facilitate the retaining of Kriyah, our Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  Our Company's maximum obligation under the lease guarantee, as of October 31, 2009, is $212,774 in the event of a lease default with full acceleration of rent. The lease which was executed by War Eagle Mining Corporation, a Canadian corporation which at the time of execution was related to our Company through common directors, ("War Eagle") as Lessee, is now in default and Kriyah subsequently moved its office location. The War Eagle lease is also guaranteed by Zoro Mining Corp. (a related Company).  Kriyah's Manager, Andrew A. Brodkey, is also the President and CEO of our Company. The potential liability as a result of this default is not determinable at this time. Expense, if any, will be recorded in the period in which any liability becomes known.

On September 1, 2007, our Company entered into a Payroll Service Agreement with Kriyah to administer payroll and health insurance benefits to Andrew A. Brodkey, President and CEO of our Company, as contemplated in his Employment Agreement with our Company dated August 1, 2007 ("Employment Agreement").  Our Company shall reimburse Kriyah monthly for all direct costs for wages, covered by the Employment Agreement and health benefits provided by Kriyah and invoiced to our Company for Mr. Brodkey.

On January 24, 2008, our Company, through its subsidiary Pacific LTDA entered into an exclusive exploration, mining and exploitation agreement (the "Guanaca Lease") for the La Guanaca oxide copper project located northeast of the town of Inca de Oro, Chanaral Province, Atacama Region 3, Chile. This property, which consists of approximately 300 hectares of exploration concessions, is road-accessible and was previously explored in the mid-1990's through geophysical methods, sampling and drilling by Empresa Nacional de Mineria ("ENAMI") a Chilean nationally-owned mining enterprise.  The Guanaca Lease is for a term of 5 years and is renewable automatically for additional 5-year periods.  The owners of the La Guanaca property will receive US$2,000 per month in cash as lease payment during the term of the agreement.

On February 12, 2008, our Company's subsidiary, Pacific LTDA, entered into an Operator Agreement (the "Chile Operator Agreement") with Gareste Limitada, a limited liability partnership organized under the laws of Chile ("Gareste").  Pursuant to the Chile Operator Agreement Gareste will prepare and submit proposed annual work programs and accompanying budgets to Pacific LTDA covering the exploration and, if warranted, development of certain mineral concessions held by Pacific LTDA.  Gareste will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs.  Gareste's overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Pacific LTDA.  The Chile Operator Agreement is terminable by either party upon 90-days' prior notice.  Harold Gardner, a member of our Company's board of directors, is a partner in Gareste.

On February 12, 2008 our Company's subsidiary, Peru SRL entered into an Operator Agreement (the "Peru Operator Agreement") with Inversiones Mineras Stiles, a limited liability partnership organized under the laws of Peru ("Stiles").  Pursuant to the Peru Operator Agreement Stiles will prepare and submit proposed annual work programs and accompanying budgets to Peru SRL covering the exploration and, if warranted, development of certain mineral concessions held by Peru SRL.  Stiles will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs.  Stiles' overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Peru SRL.

Our Company,  through Pacific LTDA, also executed a letter of intent with Gareste to acquire its interest in the "Yerbas Buenas" oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III, Chile.  Yerbas Buenas is located roughly 20 km from the El Corral property.  The letter of intent contemplates that Gareste will receive 2 million shares of our Company at closing in exchange for its interest at Yerbas Buenas, and a 2% NSR royalty, capped at $6 million, 1% of which can be repurchased for the sum of $2 million at any time prior to commercial production As of the date of this report, our Company and Gareste have postponed performance under this letter of intent due to the current copper market conditions and general economic decline worldwide.

Our Company, through its Chilean subsidiary Pacific Copper Chile Limitada, entered into a mineral property acquisition agreement ("MPAA") with Gareste to purchase the San Enrique property located in Atacama Region III, Chile and comprising 100 hectares. Gareste is the private Chilean limited liability partnership in which one of our Company's directors, Harold Gardner, is a 50% owner and co-managing partner. In consideration Pacific Copper was to issue 7 million shares of its capital stock and grant a 2% Net Smelter Return (NSR) royalty to Gareste, capped at US$6 million, one half (1/2) of which can be repurchased by Pacific Copper or its subsidiary at any time prior to commencement of any commercial production by making a payment of US$2 million to Gareste. On February 22, 2010, our Company, its subsidiary Pacific Copper Chile Ltda. ("Pacific LTDA")  and Gareste amended (the "Amendment") the MPAA.   Under the terms of the Amendment, Gareste agreed to include in the purchase additional mineral exploration concessions adjacent to San Enrique, comprising 160 hectares, and applications for another 2,000 hectares of adjacent concessions that overstake current concessions with senior rights in third-parties. The parties also extended the Closing Date of the MPAA to June 30, 2010 and granted and extended to Gareste a specific right of rescission ("Rescission Right") of the transaction, which after closing, and if exercised, would have obligated our Company and Pacific LTDA to convey the mineral titles back to Gareste if our Company does not raise and add to its treasury the net sum of US$1.6 million dollars within six (6) months of the Effective Date of the Amendment, or if US$1 million is not expended by Pacific Copper Chile and our Company on the Property and related project overhead within eighteen (18) months of the Effective Date.

The share portion of the consideration payable by our Company to the vendor, under the MPAA and the Amendment, amounting to 7 million shares of our Company, was to be placed in escrow pending the satisfaction of closing conditions and the further satisfaction of the conditions that would otherwise give rise to the Rescission Right. In the case that the Rescission Right is exercised, Gareste is obligated to release from escrow and return any share consideration received for this transaction back to our Company. The other terms of the MPAA remain unchanged. The parties failed to close the purchase of San Enrique under the terms of the amended MPAA by June 30, 2010, and the agreement has therefore lapsed and has expired.

On January 20, 2010, our Company executed an engagement agreement with an agent to whom our Company agreed to pay a non-refundable work fee of $25,000 for a term of 6 months, plus a cash advance against expenses of $3,500. The agent will endeavor to obtain up to $2.1 million in funding for our Company, on terms and conditions acceptable to our Company. Our Company will compensate the agent with a commission of 9% of the total amount of the financing and issue warrants equal to 10% of the total number of shares issued by our Company under the financing, with amounts advanced for the work fee to be adjusted against any commissions earned. As of the date of this report the agreement has lapsed and expired.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Acquisition, Exploration and Evaluation Expenditures

Our Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. Our Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities - Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements, our Company has incurred only property payments and exploration costs which have been expensed. To date our Company has not established any proven or probable reserves on its mineral properties.

Recent Accounting Pronouncements

In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on our Company's disclosure of the financial statements.

In January 2010, the FASB issued an amendment to ASC 820, "Fair Value Measurements and Disclosures", to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which our Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In February 2010, the FASB issued ASU No. 2010-09 "Subsequent Events (ASC Topic 855) "Amendments to Certain Recognition and Disclosure Requirements" ("ASU No. 2010-09"). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have an impact on our Company's financial statements.

In September 2009, FASB amended ASC 605, as summarized in ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes in ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. Our Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results from operations and will adopt the provision of this statement in fiscal 2011.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of October 31, 2010 and 2009 and for the each of the two years in the period ended October 31, 2010, and the related notes to the financial statements, are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 8.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management's Annual Report on Internal Control over Financial Reporting

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

Based on its assessment, management concluded that, as of October 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.

Auditor's Attestation

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Not applicable.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:
Name and Municipality of Residence	Age	Current Office with Pacific Copper Corp.	Director Since
Andrew Brodkey Tucson, Arizona	54	President, Chief Executive Officer, Director and Chairman	August 9, 2007
Harold Gardner Queens Creek, Arizona	54	Vice President, Business Development and Director	August 9, 2007
David Hackman Tucson, Arizona	69	Vice President, Exploration and Director	August 9, 2007
Jodi Henderson Tucson, Arizona	37	Secretary	N/A
Rakesh Malhotra Mississauga, Ontario, Canada	54	Chief Financial Officer	N/A

The following is a description of the business background of the directors, director nominees and executive officers of our Company:

Andrew Brodkey - Mr. Brodkey has been the President, Chief Executive Officer and the Chairman of the Board of our company since August 9, 2007. Mr. Brodkey is a mining engineer and a lawyer. He graduated with distinction with a B.S. in Mining Engineering from the University of Arizona in 1979. Mr. Brodkey earned a law degree, cum laude, from Creighton University in 1982. He worked at the Denver, Colorado law firm of Gorsuch, Kirgis, Campbell, Walker and Grover as an associate specializing in natural resources and environmental law from 1982 until 1987. Subsequently, Mr. Brodkey joined Magma Copper Company, a NYSE-traded mining company in 1987, where he held various positions, eventually succeeding to the role of Vice President and General Counsel in 1992. Following Magma's acquisition by BHP in 1996, he remained in a senior legal position with BHP Copper Inc., and in 2000 moved to the position of Vice President, Business Development for BHP Copper. Following his departure from BHP in 2002, Mr. Brodkey held the position of Managing Director of the International Mining & Metals Group of CB Richard Ellis, Inc ("CBRE"), where he was responsible for creating and building the mining property practice of CBRE.

Harold Gardner- Mr. Gardner has been the Vice President Business Development and a Director of our company since August 9, 2007. Mr. Gardner has been involved in the private mining sector for the past 26 years and has extensive experience in exploration of precious and base metal properties, as well as industrial mineral properties in Latin America. Mr. Gardner has served as a consultant, officer, and director of 17 different mining companies and private investment funds, and currently sits on the board of four companies in Mexico, Peru, and Chile.

Dr. David Hackman - Dr. Hackman has been the Vice President Exploration and a Director or our company since August 9, 2007. Dr. Hackman is a geologist and a registered profession engineer with over 35 years international experience specializing in the evaluation of leachable metal deposits. He has worked as a geologist for Mobil Oil Company and ALCOA. From 1990 to 1995, he was the president, of Liximin, Inc., a mineral exploration and mine development company based in Tucson, Arizona. From 1996 to 2000, he was an officer and director of Silver Eagle Resources Ltd. Currently; he is also an officer and director of War Eagle Mining Company, Inc., a mineral exploration and development company.

Rakesh Malhotra - Mr. Malhotra has been the Chief Financial Officer of our company since May 21, 2007. Mr. Malhotra is a United States certified public accountant (CPA) and a Canadian chartered accountant (CA) with considerable finance and accounting experience.  Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India) and worked for a large accounting firm A.F Ferguson & Co. (Indian correspondent for KPMG) and obtained his CA designation in India.  Having practiced as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for 5 years with the highly successful International Bahwan Group of Companies in a senior finance position.  He worked as a Chartered Accountant with a mid-sized Chartered Accounting firm in Toronto doing audits of Public Companies and has since been a consultant to many public companies.  Mr. Malhotra has more than 20 years of experience in accounting and finance.

Jodi Henderson - Ms. Henderson has been the Corporate Secretary of our company July 2007. Ms. Henderson is currently the Director of Operations for Kriyah Consultants, LLC an administration company that manages publicly held mining exploration companies.  Prior to her September 2007 appointment to Kriyah she managed the administration and marketing for the International Mining & Metals Group of CB Richard Ellis, Inc.  After she received her degree in Applied Mathematics from the Indiana State University she gained 10 years of board, administration and finance management experience which included a tenure as a Director for the Tucson Museum of Art from 2002 to 2005.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our executive officers.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officers.

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

1.     A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.     Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.     Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.     Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.    Engaging in any type of business practice; or

iii.   Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.     Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.     Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.     Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.     Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.     Any Federal or State securities or commodities law or regulation; or

ii.    Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.   Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.     Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal year ended October 31, 2010, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of late reports during the fiscal year ended October 31, 2010	No. of transactions that were not reported on a timely basis
Harold Gardner	1	3

Committees of the Board of Directors

The Board of Directors has as of the date of this report, three members, of which no member is independent.  Due to the resignation of two members of the Board of Directors that were independent members of the audit committee, during the months of October, 2009 and January, 2010 respectively, the Board has subsequently assumed the role of the Audit Committee on an interim basis. The Board of directors has not identified an audit committee financial expert.

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)       the person(s) serving as our Company's principal executive officer during the year ended October 31, 2010;

(b)       each of our Company's two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended October 31, 2010; and

(c)       if applicable, up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended October 31, 2010;

(individually a "Named Executive Officer" and collectively the "Named Executive Officers") are set out in the summary compensation table below.

Summary Compensation Table

Name and principal position	Year Ended October 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Andrew A. Brodkey	2010	NIL	NIL	NIL	NIL	NIL	NIL	141,376	141,376
CEO and Director	2009	NIL	NIL	NIL	192,401	NIL	NIL	143,829	336,230

Harold Gardner	2010	NIL	NIL	NIL	NIL	NIL	NIL	90,000	90,000
VP, Business Development and Director	2009	NIL	NIL	NIL	NIL	NIL	NIL	90,000	90,000

David Hackman	2010	NIL	NIL	NIL	NIL	NIL	NIL	90,000	90,000
VP, Exploration and Director	2009	NIL	NIL	NIL	NIL	NIL	NIL	84,000	84,000

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of October 31, 2010.

Outstanding Equity Awards At Fiscal Year-End
OPTION AWARDS					STOCK AWARDS
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Andrew Brodkey	2,000,000	-0-	$0.50	8/1/2012	-0-	-0-
Harold Gardner	0	-0-	N/A	N/A	-0-	-0-
David Hackman	250,000	-0-	0.51	8/1/2012	-0-	-0-
Rakesh Malhotra	250,000	-0-	$0.50	5/14/2012	-0-	-0-
Jodi Henderson	100,000	-0-	$0.50	7/19/2012	-0-	-0-
Jodi Henderson	50,000	-0-	$0.50	3/1/2013	-0-	-0-

Compensation of Directors

We did not pay our directors any fees or other compensation for acting as directors during our fiscal year ended October 31, 2010. Our directors are also officers of our Company, and any compensation paid to them is provided in the summary compensation table above.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 9, 2011 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 49,861,600 shares of common stock outstanding as of February 9, 2011.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following February 9, 2011, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of February 9, 2011
Name and Address of Beneficial Owner(1)	Shares	Percent
Named Executive Officers and Directors(2)
Andrew Brodkey President, CEO and Chairman	4,200,000(3)	8.4%
Harold Gardner Vice President, Business Development and Director	7,675,000(4)	15.4%
David Hackman Vice President, Exploration and Director	2,675,000(5)	5.4%
Jodi Henderson Secretary	150,000(4)	0.3%
Rakesh Malhotra Chief Financial Officer	310,000(7)	0.6%
Directors and Executive Officers as a Group (Five Persons)	15,010,000(8)	30.1%
Notes
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of common shares actually outstanding on February 9, 2011.

(2)	The address of the executive officers and directors is c/o Pacific Copper Corp., 3040 N. Campbell Avenue, Tucson, Arizona, 85719.
(3)

Includes 2,000,000 shares of common stock that may be acquired pursuant to options and 2,200,000 shares of common stock that may be acquired pursuant to share purchase warrants exercisable within 60 days.

(4)	Includes 5,000,000 shares held by Gareste Limitada and 250,000 shares of common stock that may be acquired pursuant to share purchase warrants exercisable within 60 days.
(5)	Includes 250,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(6)	Includes 150,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(7)	Includes 250,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days.
(8)

Includes 2,650,000 shares of common stock that may be acquired pursuant to options and 2,450,000 shares of common stock that may be acquired pursuant to share purchase warrants exercisable within 60 days.

The following table sets forth, as of February 9, 2011, certain information regarding beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.
		Common Stock Beneficially Owned
Name and Address Of Beneficial Owner	Title of Class	Number of Shares	Percent of Class(1)

Gareste Limitada(2) Van Buren 208, Copiapo, Chile	Common Stock	5,000,000	10.0%

Pinetree Resource Partnership 130 King Street West, Suite 2500 Toronto, ON Canada, M5X 1A9	Common Stock	3,000,000	6.0%

Agosto Corporation Limited Catherine E. Christopher Building Wickhams Cay Road Town, Tortola BVI	Common Stock	6,345,163	12.7%

Notes

(1)   Applicable percentage of ownership is based on 49,861,600 shares of common stock outstanding as of February 9, 2011 together with securities exercisable or convertible into shares of common stock within 60 days of February 9, 2011, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 9, 2011, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)   The shares held by Gareste Limitada are also included in the disclosure regarding shares held by Harold Gardner in the table above.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, during our last two fiscal years and to the date hereof, we have not engaged in any transactions, or have any currently proposed transactions, involving related persons in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at our year end for our last two completed fiscal years.

Year Ended October 31, 2010

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)  During the year ended October 31, 2010, our Company expensed stock based compensation for $8,017 relating to the vesting of the stock options issued in years 2007 and 2008 to its director.

B)  A director of our Company provided consulting geological services to our Company and a total of $90,000 was charged by a private Company with director in common. $204,000 was owed to this private company as of October 31, 2010.

C)  A director of our Company provided consulting services to our Company and a total of $90,000 was charged by a private company with director in common.  $395,953 was owed to this private company as of October 31, 2010 which also includes non-reimbursed expenses.

D)  Our Company expensed $141,376 being the amount payable to Kriyah, including benefits charged to our Company, relating to compensation payable to the  President, CEO, Director and Chairman of the Board of Directors of our Company. As of October 31, 2010, $245,780 was owed which also included non-reimbursed expenses.

E)  Our Company incurred a total of $202,155 to a private Chilean company that provides exploration services to our Company in Chile, and has a director in common, of which $654,110 was owed at August 31, 2010 with such costs recorded as project costs.

F)  Our Company owed $8,883 to the CFO as of October 31, 2010 for services rendered to our Company.

Year Ended October 31, 2009

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)  During the year ended October 31, 2009, our Company expensed stock based compensation for $195,036 to its directors and officers relating to the vesting of the stock options issued in years 2007 and 2008

B)  A director of our Company provided consulting geological services to our Company and a total of $84,000 was expensed to a private Company with that director in common. As of October 31, 2009, $114,000 was owed to this private company.

C)  A director of our Company provided consulting services to our Company and a total of $90,000 was expensed to a private company with that director in common. As of October 31, 2009, $263,954 was owed to this private company which also includes non-reimbursed expenses.

D)  Our Company expensed $143,829 being the amount payable to Kriyah, including benefits charged to our Company, relating to compensation payable to the President, CEO, Director and Chairman of the Board of Directors of our Company. As of October 31, 2009, $99,491 was owed which also included non-reimbursed expenses.

E)  The Secretary of our Company is an employee of Kriyah and was paid $31,993 by Kriyah, including payroll burden and benefits that was charged to our Company.

F)  Our Company expensed $20,261 for services rendered to our Company by the CFO of our Company. As of October 31, 2009, $7,024 was owed to the CFO.

G)  On June 1, 2007, our Company entered into an agreement with Sweetwater for a term of 24 months to provide financial public relations, business promotion, business growth and development consulting services, including consultation regarding mergers and acquisitions, and general business consultation. Our Company expensed $138,600 for the year ended October 31, 2009 and also amortized deferred stock compensation expense for $145,833 relating to issue of 1,000,000 restricted shares of our Company's common stock that was earned during the year ended October 31, 2009. As of October 31, 2009, $118,608 was owed to Sweetwater.

H)  Our Company incurred a total of $757,450 to a private Chilean company that provides exploration services to our Company in Chile, and has a director in common, of which $451,956 was owed at October 31, 2009 with such costs recorded as project costs.

Director Independence

The Board of Directors has as of the date of this report, three members, of which no member is independent.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

We appointed Schwartz Levitsky Feldman, LLP. to serve as our independent auditors for the years ended October 31, 2010 and October 31, 2009. We have not retained the services of any other independent auditors. Schwartz Levitsky Feldman, LLP performed the services listed below and was paid the fees listed below for the fiscal years ended October 31, 2010 and October 31, 2009:
Fee Category	2010 Fees	2009 Fees

Audit Fees	$23,000	$23,000
Audit Related Fees	$0	$1,000
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$23,000	$24,000

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

Our audit committee consists of our entire board of directors, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our Company's independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Schwartz Levitsky Feldman, LLP. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Schwartz Levitsky Feldman, LLP which are not encompassed by the audit committee's annual pre-approval and are not prohibited by law. The audit committee has delegated to the chair of the audit committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Schwartz Levitsky Feldman, LLP.

PART IV

ITEM 15.           EXHIBITS
Exhibit No.	Description
Articles of Incorporation and Bylaws
3.1	Certificate of Incorporation filed on May 18, 1999 with the Delaware Secretary of State(1)
3.2	By Laws(1)
3.3	Certificate for Renewal and Revival of Charter of the Company dated May 2, 2002, filed with the Delaware Secretary of State on May 3, 2002(1)
3.4	Certificate of Amendment of the Certificate of Incorporation of the Company dated May 2, 2002 and filed with the Delaware Secretary of State on May 3, 2002 (1)
3.5	Certificate for Renewal and Revival of Charter of the Company filed with the Delaware Secretary of State on July 17, 2006(1)
3.6	Certificate of Amendment of Certificate of Incorporation of the Company dated August 17, 2006 and filed with the Delaware Secretary of State on August 23, 2006(1)
Material Contracts
10.1	Consulting Services Agreement dated September 1, 2006 with Medallion Capital Corp.(1)
10.2	2006 Stock Option Plan(1)
10.3	Asset Purchase Agreement dated September 15, 2006 with Multi Metals Mining Corp.(1)
10.4	Drilling Agreement dated October 5, 2006 with Kendrick Drilling Services(1)
10.5	Form of Lock-Up Agreement(1)
10.6	Exploration Management Agreement with Larry Sostad (1)
10.7	Share Exchange Agreement dated April 11, 2007 between Pacific Copper Corp and David B. Hackman(2)
10.8	Share Exchange Agreement dated April 11, 2007 between Pacific Copper Corp and Harold Gardner (2)
10.9	Consulting Agreement dated as of June 1, 2007 with Sweetwater Capital Corporation(3)
10.10	Consulting Agreement dated as of June 1, 2007 with Greatrek Trust SA(3)
10.11	Consulting Agreement dated as of June 1, 2007 with Scharfe Holdings, Inc.(3)
10.12	Amendment to Share Exchange Agreement with David Hackman, dated June 19, 2007(4)
10.13	Amendment to Share Exchange Agreement with Harold Gardner, dated June 19, 2007(4)
10.14	Drilling Agreement dated as of June 4, 2007 with 473203 B.C. LTD.(4)
10.15	Consulting Agreement with Kriyah Consultants LLC, dated as of August 22, 2007(5)
10.16	Closing and Escrow Agreement dated December 14, 2007(6)
10.17	Closing and Escrow Agreement dated January 8, 2008(7)
10.18	Mining Lease Agreement (8)
10.19	Assignment of Mining Lease Agreement(8)
10.20	Guaranty Agreement(8)
10.21	Operator Agreement between Sociedad Pacific Copper Chile Limitada and Gareste Limitada(9)
10.22	Operator Agreement between Sociedad Pacific Copper Peru SRL Limitada and Inversiones Mineras Stiles (9)

10.23	Consulting Agreement with Yellow Rose Ltd. dated August 14, 2008(10)
10.24	Mineral Property Acquisition Agreement dated as of February 27, 2009(10)
10.25	Mineral Property, Acquisition Agreement between Gareste Limitada and Pacific Copper Chile Limitada dated as of June 11, 2009.(11)
10.26	San Enrique MPAA Mineral agreement between Gareste Limitada and Pacific Copper Chile Limitada (12)
10.26	First Amendment to and restatement of Mineral Property Acquisition agreement dated Feb 22, 2010(12)
Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer:
Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile.
Consents of Experts and Counsel
23.1	Consent of Schwartz Levitsky Feldman, LLP
Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Notes

(1) Incorporated by reference from our Registration Statement of Form SB-2 filed with the SEC on January 31, 2007.
(2) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on April 25, 2007.
(3) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 27, 2007.
(4) Incorporated by reference from our Registration Statement on Form SB-2 filed with the SEC on August 3, 2007.
(5) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 24, 2007.
(6) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 18, 2007.
(7) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 10, 2008.
(8) Incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on January 25, 2008.
(9) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 14, 2008.
(10) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the SEC on March 17, 2009.
(11) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the SEC on June 15, 2009.
(12) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 1, 2010.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2010 AND 2009

(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as at October 31, 2010 and October 31, 2009	F-2
Consolidated Statements of Operations for the years ended October 31, 2010 and October 31, 2009 and the period from inception (May 18, 1999) to October 31, 2010	F-3
Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended October 31, 2010 and October 31, 2009 and the period from inception (May 18, 1999) to October 31, 2010	F-4
Consolidated Statements of Cash Flows for the years ended October 31, 2010 and October 31, 2009 and the period from inception (May 18, 1999) to October 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pacific Copper Corp.
(An Exploration Stage Mining Company)

We have audited the accompanying consolidated balance sheets of Pacific Copper Corp. (an Exploration Stage Mining Company) as at October 31, 2010 and 2009 and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the years ended October 31, 2010 and 2009 and for the period from inception (May 18, 1999) to October 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Copper Corp. as at October 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended October 31, 2010 and 2009 and for the period from inception (May 18, 1999) to October 31, 2010 in conformity with United States generally accepted accounting principles.

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

"Schwartz Levitsky Feldman llp"
Toronto, Ontario, Canada February 4, 2011	Chartered Accountants Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Balance Sheets as at
October 31, 2010 and 2009
(Amounts expressed in US Dollars)
	October 31, 2010	October 31, 2009
	$	$
ASSETS
Current
Cash	5,569	9,349
Prepaid expenses and other receivables	-	5,782
Deferred financing costs	1,711	4,023
Advances to related parties (note 13)	15,000	36,000
Total Current Assets	22,280	55,154
Plant and Equipment, net (note 4)	76,197	108,894
Mining claims (note 8)	900	900
Total Assets	99,377	164,948

LIABILITIES
Current
Accounts payable	706,949	350,832
Accrued liabilities	50,867	84,208
Due to related parties (note 10)	1,508,726	1,055,033
Derivative financial instrument (note 15)	625	23,125
Advances from non-related parties (note 14)	602,571	525,139
Convertible notes (note 15)	232,616	-
Total Current Liabilities	3,102,354	2,038,337
Convertible notes (note 15)	-	142,119
Total Liabilities	3,102,354	2,180,456
Going Concern (note 2)
Commitments and Contingencies (note 9)
Related Party Transactions (note 10 and note 13)
STOCKHOLDERS' DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2009 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 49,861,600 issued and outstanding (2009 -49,561,600)	4,986	4,956
Additional Paid-in Capital	15,150,907	15,092,695
Deferred stock compensation (note 12)	(20,333)	-
Accumulated Other Comprehensive Income	2,825	2,913
Deficit Accumulated During the Exploration Stage	(18,196,428)	(17,170,906)
Total Pacific Copper Stockholders' Deficiency	(3,058,043)	(2,070,342)
Non-controlling Interest	55,066	54,834
Total Stockholders' Deficiency	(3,002,977)	(2,015,508)
Total Liabilities and Stockholders' Deficiency	99,377	164,948

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Operations
Years Ended October 31, 2010 and 2009 and the Period from Inception (May 18, 1999) to October 31, 2010
(Amounts expressed in US Dollars)
	Cumulative Since Inception $	2010 $	2009 $
Operating Expenses
General and administration	6,021,602	416,136	1,186,120
Project expenses	5,600,306	414,745	986,105
Mining claims acquisition cost expense (note 8)	6,273,571	-	749,700
Amortization	121,904	32,697	46,549
Total Operating Expenses	18,017,383	863,578	2,968,474
Loss from Operations	(18,017,383)	(863,578)	(2,968,474)
Other income-interest	54,508	-	-
Other expense-Interest	(295,361)	(184,500)	(103,388)
Other income-Derivative Financial Instrument	61,250	22,500	78,125
Loss before Income Taxes	(18,196,986)	(1,025,578)	(2,993,737)
Provision for income taxes	-	-	-
Net Loss	(18,196,986)	(1,025,578)	(2,993,737)
Net loss attributable to Non-controlling interests	558	56	146
Net loss attributable to Pacific Copper Corp. Stockholders	(18,196,428)	(1,025,522)	(2,993,591)
Loss per share-Basic and Diluted		(0.02)	(0.07)
Weighted Average Common Shares Outstanding		49,780,230	44,835,573

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) from inception (May 18, 1999) to October 31, 2010 (Amounts expressed in US Dollars)

								Total			Comprehensive
								Pacific			Income (loss)
						Deficit	Accumulated	Copper			attributable to
						Accumulated	Other	Corp.			Pacific Copper
			Additional	Deferred	Stock	during the	Comprehensive	Stockholders'	Non-	Total	Corp.
	Common Stock		Paid-in	Stock	Subscription	Exploration	Income	Equity	Controlling	Deficiency	Stockholders
	Number	Amount	Capital	Compensation	Receivable	Stage	(Loss)	(Deficiency)	Interests
	of Shares	$	$	$	$	$	$	$	$	$	$
Common stock issued on inception	1		1					1		1
Common stock issued for nil consideration	7,605,932	761	(761)			-		-		-
Cancelled shares	(1)	-	(1)					(1)		(1)
Contributed Services			8,743					8,743		8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-			(8,743)		(8,743)		(8,743)	(8,743)
Balance, October 31, 2004	7,605,932	761	7,982	-		(8,743)		-		-	(8,743)
Contributed Services			1,178					1,178		1,178
Net Loss			-			(1,178)		(1,178)		(1,178)	(1,178)
Balance October 31, 2005	7,605,932	761	9,160	-		(9,921)		-		-	(1,178)
Common stock issued for cash	4,710,000	471	470,529			-		471,000		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500					500,000		500,000
Net Loss	-	-	-			(647,453)		(647,453		(647,453)	(647,453)
Balance, October 31, 2006 (audited)	17,315,932	1,732	979,189	-		(657,374)		323,547		323,547	(647,453)
Common stock issued for cash	660,000	66	65,934					66,000		66,000
Common stock issued for cash	2,000,000	200	199,800					200,000		200,000
Common stock issued for cash	4,520,000	452	2,259,548					2,260,000		2,260,000
Stock subscription received			30,000					30,000		30,000
Stock Issuance cost			(72,800)					(72,800)		(72,800)
Common stock issued for stock subscriptions received	60,000	6	(6)					-		-
Common stock issued for cash	1,590,000	159	794,841					795,000		795,000
Common stock issued for services	3,000,000	300	1,499,700	(1,062,499)				437,501		437,501
Stock based compensation			294,574					294,574		294,574
Compensation expense on issue of warrants			21,093					21,093		21,093
Stock Issuance cost			(43,750)					(43,750)		(43,750)
Net Loss	-	-	-			(2,940,779)		(2,940,779)		(2,940,779)	(2,940,779)
Balance October 31, 2007 (audited)	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)		1,370,386		1,370,386	(2,940,779)
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000	24,556	2,449,556
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225	30,750	3,074,975
Common stock issued for cash (net)	3,157,143	316	1,027,334		(175,000)			852,650		852,650
Common stock issued for cash (net)	743,572	75	246,805					246,880		246,880
Stock subscription received					175,000			175,000		175,000
Common stock issued for cash (net)	576,501	57	201,228					201,285		201,285
stock based compensation			679,971					679,971		679,971
Compensation expense on issue of warrants	-	-	235,982	-		-		235,982		235,982
Amortization of deferred stock compensation				916,666				916,666		916,666
Beneficial conversion feature of the convertible note financing transaction			5,625					5,625		5,625
Foreign currency translation							1,053	1,053	11	1,064	1,053
Net Loss for the year ended October 31, 2008	-	-	-	-		(10,579,162)		(10,579,162)	(356)	(10,579,518)	(10,579,162)
Balance October 31, 2008 (audited)	44,561,600	4,456	13,893,200	(145,833)	-	(14,177,315)	1,053	(424,439)	54,961	(369,478)	(10,578,109)
Stock based compensation			256,091					256,091		256,091
Compensation expense on issue of warrants			85,855					85,855		85,855
Amortization of deferred stock compensation				145,833				145,833		145,833
Beneficial conversion feature of convertible debt			55,950					55,950		55,950

Fair value of warrants issued			52,099					52,099		52,099
Common stock issued for acquisition of interests in mineral claims	5,000,000	500	749,500					750,000		750,000
Foreign currency translation							1,860	1,860	19	1,879	1,860
Net Loss for the year ended October 31, 2009						(2,993,591)		(2,993,591)	(146)	(2,993,737)	(2,993,591)
Balance October 31, 2009 (audited)	49,561,600	4,956	15,092,695	-		(17,170,906)	2,913	(2,070,342)	54,834	(2,015,508)	(2,991,731)
Common stock issued for services	300,000	30	29,970	(20,333)				9,667		9,667
Stock based compensation			28,242					28,242		28,242
Foreign currency translation							(88)	(88)	288	200	(88)
Net Loss for the year ended October 31, 2010						(1,025,522)		(1,025,522)	(56)	(1,025,578)	(1,025,578)
Balance October 31, 2010	49,861,600	4,986	15,150,907	(20,333)	-	(18,196,428)	2,825	(3,058,043)	55,066	(3,002,977)	(1,025,666)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statement of Cash Flows for the
Years ended Oct 31, 2010 and, 2009 and the Period from Inception (May 18, 1999) to October 31, 2010

(Amounts expressed in US Dollars)
	Cumulative Since Inception $	Oct 31, 2010 $	Oct. 31, 2009 $
Cash Flows from Operating Activities
Net Loss	(18,196,428)	(1,025,522)	(2,993,591)
Adjustment for:
Amortization	121,904	32,697	46,549
Stock based compensation	1,258,878	28,242	256,091
Compensation expense on issue of warrants	342,930	-	85,855
Expenses credited (debited) to Additional Paid- in Capital	7,932	-	(1,989)
Shares issued for mineral claims	6,719,225	-	750,000
Amortization of deferred stock compensation	1,509,667	9,667	145,833
Interest on loans	104,875	50,281	47,395
Fair value adjustment to compound derivative	(6,250)	(22,500)	11,875
Fair value adjustment to additional investment rights	(55,000)	-	(90,000)
Amortization of debt discount	123,654	90,497	32,949
Changes in non-cash working capital
Prepaid expenses	-	5,782	29,375
Deferred financing costs	(1,711)	2,312	(4,023)
Advances to related parties	(15,000)	21,000	139,000
Accounts payable	706,949	356,117	53,462
Accrued liabilities	50,867	(33,341)	(1,644)
Due to related parties	1,508,726	453,693	1,055,033
Non-controlling Interest	54,748	(56)	(146)
Net cash used in operating activities	(5,764,034)	(31,131)	(437,976)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	-	-
Acquisition of mineral claims	(900)	-	(300)
Net cash used in operating activities	(199,001)	-	(300)

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	-	-
Advances from non-related parties	498,809	28,264	148,500
Advances from related parties	-	-	-
Convertible notes	286,500	-	186,500
Net cash provided by financing activities	5,966,574	28,264	335,000

Effect of foreign currency exchange rate changes	2,030	(913)	1,879
Net increase (decrease) in Cash	5,569	(3,780)	(101,397)
Cash - beginning of period	-	9,349	110,746
Cash - end of period	5,569	5,569	9,349
Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

2.       Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. The Company has a need for equity capital and financing for working capital and exploration of its properties. Because of continuing operating losses, negative working capital and cash outflows from operations, the Company's continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. The Company's future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for reserves. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if the Company will attain profitable levels of operation. If the Company is unable to develop its mining claims to a commercial stage or if the going concern is otherwise not appropriate for future periods, adjustments to the amounts recorded for, and classification of assets and liabilities may be necessary. Management's plans to mitigate these conditions are described below.

The Company is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $1,025,522 for the year ended October 31, 2010. This loss includes a non-cash stock based compensation expense for $28,242. At October 31, 2010, the Company had an accumulated deficit during the exploration stage of $18,196,428. During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-"Convertible Note Financing Transaction"). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

3. Summary of Significant Accounting Policies (cont'd)

Basis of Presentation

a)          Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities - Mining (AS 930) at each fiscal quarter end. Impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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
October 31, 2010 and 2009
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

f)     Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 ("ASC 740-10-25"). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2006 through 2009. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2009.

g)     Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at October 31, 2010 and 2009 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At October 31, 2010, there were 4,680,000 exercisable stock options and 3,365,000 exercisable warrants outstanding. At October 31, 2009, there were 4,881,652 exercisable stock options and 5,661,604 exercisable warrants outstanding.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

3.       Summary of Significant Accounting Policies (cont'd)

h)          Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and derivative financial instruments.

The Company follows ASC 820-10, "Fair Value Measurements and Disclosures" (ASC 820-10), which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

• Level 1--Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Assets that are generally included in this category are cash equivalents comprised of money market funds, restricted cash and short-term investments.

• Level 2--Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

At October 31, 2010 and 2009, the Company did not have any assets or liabilities classified as Level 2.

• Level 3--Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Assets and liabilities measured at fair value as of October 31, 2010 and 2009 are classified below based on the three fair value hierarchy tiers described above:

	Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3
October 31, 2010:
Cash equivalents	$5,569	$ 5,569	-	-
Accounts payable	$706,949			706,949
Accrued liabilities	50,867	-	-	50,867

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

3.       Summary of Significant Accounting Policies (cont'd)

h)          Financial Instruments (cont'd)

	Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3
October 31, 2009:
Cash equivalents	$9,349	$9,349	-	-
Accounts payable	$350,832			350,832
Accrued liabilities	84,208	-	-	84,208

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as the convertible note financing arrangements that have certain features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC Topic 815, these instruments are required to be carried as derivative liabilities, at fair value, in the financial statements.

The derivative liabilities as of October 31, 2010 consisted of the following:
Derivative Financial Instrument	Amount
Compound Embedded Derivative	$ 625
Additional Investment Right (AIR)	-
$ 625

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
October 31, 2010 and 2009
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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

3.       Summary of Significant Accounting Policies (cont'd)

As of October 31, 2010 there was $nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended October 31, 2010 and 2009 was $28,242 and $256,091 respectively.

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

m)     Comprehensive income or loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

n)     Foreign Currency Translation

The Company maintains its books and records in US Dollars, the reporting currency. The Company has subsidiaries in Peru and Chile and which maintain their books in their local currency (the functional currency). The subsidiary's financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year. Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

o)     Environmental and Other Contingencies

Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. We will record accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, our estimates of costs, participation by other parties, the timing of payments, and the input of our attorneys and outside consultants.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

p)     Recent Accounting Pronouncements

In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company's disclosure of the financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

In February 2010, the FASB issued ASU No. 2010-09 "Subsequent Events (ASC Topic 855) "Amendments to Certain Recognition and Disclosure Requirements" ("ASU No. 2010-09"). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have an impact on the Company's financial statements.

In September 2009, FASB amended ASC 605, as summarized in ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes in ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results from operations and will adopt the provision of this statement in fiscal 2011.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810): Amendments for Certain Investment Funds." The amendments in this Update are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company's adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

4.       Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	October 31, 2010		October 31, 2009
	Cost $	Accumulated Depreciation $	Cost $	Accumulated Depreciation $
Office, furniture and fixtures	386	232	386	124
Computer equipment	6,529	4,207	6,529	3,212
Operating Equipment	191,185	117,464	191,185	85,870
	198,100	121,903	198,100	89,206
Net carrying amount	$ 76,197		$108,894
Amortization expense	$ 32,697		$ 46,549

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

5.       Issuance of Common Shares

Year ended October 31, 2009

As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the "Gareste Agreement") with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region III, Chile: the "Venado Property" (also known as the "Venapai Property") consisting of approximately 3600 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the "El Corral Property", consisting of approximately 4000 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent "La Mofralla Property", consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo. These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed. Under the Gareste Agreement the Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the "Gareste Oxide Shares"). The Company expensed $749,700, relating to the issue of 5,000,000 common shares calculated at $0.15 per common share net of capitalization for $300 for mineral property claims. Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction

Year ended October 31, 2010

In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months. The Company has expensed $9,667 during the year ended October 31, 2010.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

6.       Stock Purchase Warrants
	Number of Warrants Granted	Exercise Prices	Expiry Date
		$
Outstanding at October 31, 2008 and average exercise price	7,114,704	0.62
Granted in year 2009	1,865,000	0.25	7/27/2011
Expired in year 2009	(3,085,000)	(0.75)
Expired in year 2009	(233,100)	0.50
Outstanding at October 31, 2009 and average exercise price	5,661,604	0.43
Granted in 2010	-	-
Expired in year 2010	(2,296,604)	(0.50)
Outstanding at October 31, 2010 and average exercise price	3,365,000	0.39

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company. At October 31, 2010 and October 31, 2009, the weighted average contractual term of the total outstanding, and the total exercisable warrants were as follows:

October 31, 201
Weighted-Average
Remaining Contractual
Term
Total outstanding warrants	1.1 year
Total exercisable warrants	1.1 year
October 31, 2009
Weighted-Average
Remaining Contractual
Term
Total outstanding warrants	1.8 years
Total exercisable warrants	1.8 years

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

7.       Stock based compensation

On August 8, 2006, the Board of Directors approved stock option plan ("2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company. Options may have a term of up to 10 years. The aggregate number of shares of common stock originally authorized under the plan was 5,000,000. Since adoption of the Plan an additional 900,000 shares were authorized for issuance pursuant to the Plan's "evergreen share reserve increase" provision.

During the years ended October 31, 2010 and October 31, 2009, no options were granted.

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

For the year ended October 31, 2010, the Company has recognized in its financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.
Date of grant	14-May	20-Jul	1-Aug	9-Aug	20-Feb	1-Mar	15-May	24-Sep
	2007	2007	2007	2007	2008	2008	2008	2008	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%	5.00%	5.00%	5.00%	2.95%
Volatility factor	50%	50%	50%	50%	100%	98%	86%	84%
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years	2 years	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.51	$0.40	$0.50	$0.35	$0.50

Total number of options granted	1,750,000	250,000	1,700,000	650,000	250,000	490,000	200,000	50,000
Total number of options forfeited/cancelled/Expired/Exercised	-	-	-	-	-	(110,000)	-	-
Grant date fair value	$0.24	$0.24	$0.24	$0.24	$0.22	$0.27	$0.25	$0.13

Stock-based compensation cost expensed during the year ended October 31, 2010	$nil	$nil	$8,017	$nil	$nil	$17,283	$nil	$2,942	$28,242

Unexpended Stock -based compensation cost deferred over the vesting period	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$nil

As of October 31, 2010 there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted.  The stock-based compensation expense for years ended October 31, 2010 and October 31, 2009 was $28,242 and $256,091 respectively.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

7.       Stock based compensation-Cont'd

The following table summarizes the options outstanding as at October 31, 2010:
	Option Price	Number of shares
Expiry Date	Per Share	2010	2009
February 28, 2010 May 15, 2010 May 14, 2012	0.40 0.35 0.50	- - 1,650,000	250,000 200,000 1,650,000
July 20, 2012	0.50	250,000	250,000
August 1, 2012	0.50	1,700,000	1,700,000
August 9, 2012	0.51	650,000	650,000
March 1, 2013 September 24, 2013	0.50 0.50	380,000 50,000	380,000 50,000
		4,680,000	5,130,000
Weighted average exercise price at end of year		0.49	0.49

	Number of Shares
	2010	2009

Outstanding, beginning of year	5,130,000	5,230,000
Granted	-	-
Expired	(450,000)	(100,000)
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, end of year	4,680,000	5,130,000
Exercisable, end of year	4,680,000	4,881,652

At October 31, 2010 and October 31, 2009, the weighted average contractual term of the total outstanding, and the total exercisable options under the Stock Option Plan were as follows:
October 31, 2010
Weighted-Average
Remaining Contractual
Term
Total outstanding options	1.6 years
Total exercisable options	1.6 years

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

7.       Stock based compensation-cont'd
October 31, 2009
Weighted-Average
Remaining Contractual
Term
Total outstanding options	2.6 years
Total exercisable options	2.4 years

8. Mining Claims

(a)       On December 17, 2007, Pacific Copper acquired Pacific Copper Peru SRL ("Pacific Peru"), a limited liability partnership organized under the laws of Peru pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the "Peru Agreement"). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company's common stock (the "Peru Consideration Shares") to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  The 1% minority interest was credited with $24,495.  As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims.  The Company does not consider the mineral claim groups to be acquired upon the closing of the transaction to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to the formal closing of this acquisition the Company through Pacific Peru will acquire interests in three mineral claim groups (Don Javier, Tonalia and Tenospa) which were capitalized at $100 each.

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
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

8. Mining Claims-Cont'd

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

(c)        As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the "Gareste Agreement") with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region III, Chile: the "Venado Property" (also known as the "Venapai Property") consisting of approximately 4,900  hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the "El Corral Property", consisting of approximately 3600  hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent "La Mofralla Property", consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed. Under the Gareste Agreement the Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the "Gareste Oxide Shares").  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000.  The Company expensed $749,700, relating to the issue of 5,000,000 common shares calculated at $0.15 per common share net of capitalization for $300 for mineral property claims.  Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction (as listed below).  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

Venado
El Corral
La Mofralla

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
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

On August 22, 2007 the Company entered into an agreement with Kriyah for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and was to receive payments of $4000 each month thereafter.  Commencing in January of 2009, this amount was reduced to $2,500 per month, and as of March, 2009, to $250 per month.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company's maximum obligation under the lease guarantee, as of July 31, 2009, is $212,774 in the event of a lease default with full acceleration of rent. The lease which was executed by War Eagle Mining Corporation, a Canadian corporation which at the time of execution was related to the Company through common directors, ("War Eagle") as Lessee, is now in default and Kriyah subsequently moved its office location. The War Eagle lease is also guaranteed by Zoro Mining Corp. (a related Company).  Kriyah's Manager, Andrew A. Brodkey, is also the President and CEO of the Company. The potential liability as a result of this default is not determinable at this time. Expense, if any, will be recorded in the period in which any liability becomes known.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

9. Commitments and Contingencies

On February 12, 2008, the Company's subsidiary, Pacific LTDA, entered into an Operator Agreement (the "Chile Operator Agreement") with Sociedad Gareste Limitada, a limited liability partnership organized under the laws of Chile ("Gareste").  Pursuant to the Chile Operator Agreement Gareste will prepare and submit proposed annual work programs and accompanying budgets to Pacific LTDA covering the exploration and, if warranted, development of certain mineral concessions held by Pacific LTDA.  Gareste will provide comprehensive management services and contract for transportation, labor, insurance and logistical services for all approved programs.  Gareste's overhead reimbursement and compensation will be specified in each proposed budget and subject to approval by Pacific LTDA.  The Chile Operator Agreement is terminable by either party upon 90-days' prior notice.  Harold Gardner, a member of the Company's board of directors, is a 50% owner and co-managing partner in Gareste.

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

The Company, through Pacific LTDA, also executed a letter of intent dated September 9, 2009 with Gareste to acquire its interest in the "Yerbas Buenas" oxide copper property located 130 km southeast of the city of Copiapo, Atacama Region III, Chile (the "Yerbas Buenas LOI"). By letter agreement dated February 22, 2010, the Company agreed with Gareste to terminate the Yerbas Buenas LOI. . In exchange for the release of this property back to Gareste, and in consideration of exploration efforts expended by the Company during the pendency of the Yerbas Buenas LOI, Gareste has agreed to convey to Pacific Copper a 2% Net Smelter Return royalty on mineral production from the property, capped at US$250,000.

Pacific Copper Corp. through its Chilean subsidiary Pacific Copper Chile Limitada, entered into a mineral property acquisition agreement ("MPAA") with Gareste to purchase the San Enrique property located in Atacama Region III, Chile and comprising 100 hectares. Gareste is the private Chilean limited liability partnership in which one of the Company's directors, Harold Gardner, is a 50% owner and co-managing partner. In consideration Pacific Copper was to issue 7 million shares of its capital stock and grant a 2% Net Smelter Return (NSR) royalty to Gareste, capped at US$6 million, one half (1/2) of which can be repurchased by Pacific Copper or its subsidiary at any time prior to commencement of any commercial production by making a payment of US$2 million to Gareste. On February 22, 2010, the Company, its subsidiary Pacific Copper Chile Ltda. ("Pacific LTDA")  and Gareste amended (the "Amendment") the MPAA.   Under the terms of the Amendment, Gareste agreed to include in the purchase additional mineral exploration concessions adjacent to San Enrique, comprising 160 hectares, and applications for another 2,000 hectares of adjacent concessions that overstake current concessions with senior rights in third-parties. The parties also extended the Closing Date of the MPAA to June 30, 2010 and granted and extended to Gareste a specific right of rescission ("Rescission Right") of the transaction, which after closing, and if exercised, would have obligated the Company and Pacific LTDA to convey the mineral titles back to Gareste if the Company does not raise and add to its treasury the net sum of US$1.6 million dollars within six (6) months of the Effective Date of the Amendment, or if US$1 million is not expended by Pacific Copper Chile and the Company on the Property and related project overhead within eighteen (18) months of the Effective Date.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

9.	Commitments and Contingencies-Cont'd

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
A)	During the year ended October 31, 2010, the Company expensed stock based compensation for $8,017 relating to the vesting of the stock options issued in years 2007 and 2008 to its director.
B)

A director of the Company provided consulting geological services to the Company and a total of $90,000 was charged by a private Company with director in common. $204,000 was owed to this private company as of October 31, 2010.

C)

A director of the Company provided consulting services to the Company and a total of $90,000 was charged by a private company with director in common.  $395,953 was owed to this private company as of October 31, 2010 which also includes non-reimbursed expenses.

D)

The Company expensed $141,376 being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the  President, CEO, Director and Chairman of the Board of Directors of the Company. As of October 31, 2010, $245,780 was owed which also included non-reimbursed expenses.

E)

The Company incurred a total of $202,155 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $654,110 was owed at October 31, 2010 with such costs recorded as project costs.

F)	The Company owed $8,883 to the CFO as of October 31, 2010 for services rendered to the Company.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

10.     Related Party Transactions-Cont'd

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

11.     Income Taxes

The Company's current and deferred income taxes are as follows:
	2010	2009

Loss before income taxes	$(1,025,522)	$(2,993,591)
Expected income tax recovery at the statutory rates of 35% (2009 - 35%)	$(358,933)	$(1,047,757)
Increase in income taxes resulting from:
Permanent differences	33,684	382,076
Valuation allowance	325,249	665,681

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2010	2009

Net operating loss carry forward	$6,732,279	$5,737,103
Deferred Income tax on loss carry forward	$2,356,298	2,007,986
Valuation allowance for deferred income tax assets	$(2,356,298)	(2,007,986)

Deferred income taxes	$-	$-

As of October 31, 2010 the Company has non-capital losses of approximately $6,732,279 available to offset future taxable incomes which expire as follows:
2026	$621,064
2027	$967,856
2028	$1,405,958
2029	$2,742,225
2030	$995,176
$6,732,279

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

12.     Deferred Stock Compensation

In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months. The Company has expensed $9,667 during the year ended October 31, 2010 leaving a balance of $20,333 included in stockholders' equity.

13. Advances to related parties

Advances to a related party include a net receivable of $15,000, after providing a reserve for doubtful receivable for $110,165, advanced interest free against demand promissory notes to the Company related through common directors and management. The advance was used to cover common business expenses between the two Companies. The Company opted to create a reserve for $110,165 as a matter of prudence and caution due to the current unfavorable and challenging general economic conditions. The Company received $15,000 subsequent to the year end (see note 20-subsequent events)

14. Advances from non-related parties

On June 20, 2008, the Company received an advance of $247,000 from a non-related party which bears interest at an annual rate of eight percent and is due and payable within ninety days from receipt thereof.  The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party.  The Company received additional advances totaling $18,500 from this party during the twelve month period ended October 31, 2009. The Company received additional advances totaling $16,000 from this party during the three month period ended January 31, 2010 and $12,264 during the quarter ended April 30, 2010. The total amount due including interest as of October 31, 2010 is $350,845

On November 28, 2008, the Company received an advance of $100,000 from another non related party which bears interest at an annual rate of 10% and is due within twelve months from receipt thereof. The total amount due as of October 31, 2010, including interest is $119,260.

On February 17, 2009, the Company issued a promissory note (the "War Eagle Note") to War Eagle Mining Company, Inc. a Canadian Corporation ("War Eagle").  War Eagle and the Company no longer share a common director.  Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company's South American oxide copper properties, as described in this report).  In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights.  The total amount due as of October 31, 2010, including interest is $132,466.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

15. Convertible notes

Convertible notes consist of the following as of October 31, 2010:
Net carrying amount

a) $100,000 face value, 6% convertible note, due October 31, 2010	$100,000
b) $166,500 face value, 12% convertible note, due July 27, 2011	119,901
c) $20,000 face value, 12% convertible note, due October 26, 2011	12,715
232,616

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

The Company has evaluated the terms and conditions of the convertible note and the AIR under the guidance of ASC 815.  The embedded conversion option, indexed to a share of stock and a warrant, does not meet the conventional convertible exemption.  The warrant element of the conversion unit does not otherwise fall within the scope of the "indexed to the company's own stock" exemption provided in ASC 815 and required bifurcation.  Further, certain redemption features that are indexed to equity risks are not clearly and closely related to the host debt agreement.  Accordingly, a compound embedded derivative was bifurcated from the contract and has been recorded as a derivative liability.  Similarly, the AIR embodies similar features that did not meet equity classification and accordingly derivative liability classification of the compound feature is also reflected in liabilities.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

15. Convertible notes-Cont'd

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

The derivative liabilities as of October 31, 2010 and October 31, 2009 consisted of the following:

	October 31, 2010	October 31, 2009
Derivative financial instrument
Compound embedded derivative	625	23,125
Additional investment rights	-
	625	23,125

b) On July 27, 2009, the Company issued 12% convertible notes to multiple investors with an aggregate face value of $166,500. The principal amount of the notes and interest is payable on July 27, 2011. While the note is outstanding, the investor has the option to convert the principal balance and interest, into common stock at a fixed conversion price of $0.10. In the event of certain defaults on the terms of the note, certain of which are indexed to equity risks, the holder can accelerate the payment of outstanding principal and interest (the "Default Put").

The Company evaluated the notes for accounting purposes under ASC 815 and have determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature is not required. The notes were issued with a beneficial conversion feature, having a value of $49,950.

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $86,414 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $46,085 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $98,024.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $43,009 during the year ended October 31, 2010.

c) On October 26, 2009, the Company issued 12% convertible notes to two investors with an aggregate face value of $20,000. The principal amount of the notes and interest is payable on October 26, 2011. While the note is outstanding, the investor has the option to convert the principal balance and interest, into common stock at a fixed conversion price of $0.10. In the event of certain defaults on the terms of the note, certain of which are indexed to equity risks, the holder can accelerate the payment of outstanding principal and interest (the "Default Put").

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Amounts expressed in US Dollars)

15. Convertible notes-Cont'd

The Company evaluated the notes for accounting purposes under ASC 815 and have determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature is not required. The notes were issued with a beneficial conversion feature, having a value of $6,000.

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $10,380 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $6,014 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $12,014.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $4,679 during the year ended October 31, 2010.

16. Geographic location of assets

Except for Cash and Cash equivalent for $4,319 and $619 located in USA and Canada respectively, and mining claims of $200 located in Peru, all other assets in the financial statements are located in Chile.

17. Reclassifications

Certain amounts have been reclassified to conform to current period presentation. Specifically the Company has adopted ASC TOPIC 810-Non-Controlling Interests in Consolidated Financial Statements. The objective of this Statement is to improve the relevance, comparability and transparency of the financial information that the Company provides.

18. Subsequent events

Subsequent to the fiscal year end, advances receivable from the related party for $15,000 was repaid.

Subsequent to the fiscal year end, the Company discontinued exploration at the Cerro Blanco project and instructed Pacific LTDA to let lapse all concession fees associated with this project.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PACIFIC COPPER CORP.

By:
SIGNATURE	TITLE	DATE

"Andrew Brodkey"	Director, President and CEO	February 15, 2011
Andrew Brodkey

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:
SIGNATURE	TITLE	DATE

"Andrew Brodkey"	Director, President and CEO	February 15, 2011
Andrew Brodkey

"David Hackman"	Director	February 15, 2011
David Hackman

"Rakesh Malhotra"	Chief Financial Officer	February 15, 2011
Rakesh Malhotra