Form 10-Q
period 2011-01-31
Pacific Copper Corp.
filed 2011-03-22
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

Commission file number 000-52495

PACIFIC COPPER CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0504006
(State of incorporation)	(I.R.S. Employer Identification No.)

3040 N. Campbell Avenue, Suite 110, Tucson, Arizona 85719
(Address of principal executive offices including zip code)

(520) 989-0221; FAX (520) 623-3326
 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of registrant's common stock outstanding as of February 28, 2011 was 49,861,600.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
(Unaudited- Prepared by Management)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Consolidated Balance Sheets as of January 31, 2011 (unaudited) and October 31, 2010 (audited)	2
Interim Consolidated Statements of Operations for the three months ended January 31, 2011 and January 31, 2010 and the period from Inception (May 18, 1999) to January 31, 2011	3
Interim Consolidated Statements of Changes in Stockholders' Equity for the three months ended
January 31, 2011 and from Inception (May 18, 1999) to January 31, 2011.	4-5
Interim Consolidated Statements of Cash Flows for the three months ended January 31, 2011 and January 31, 2010 and from Inception (May 18, 1999) to January 31, 2011.	6
Condensed Notes to Interim Consolidated Financial Statements	7-22

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
January 31, 2011 and October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)
	January 31, 2011 (unaudited)	October 31, 2010 (audited)
	$	$
ASSETS
Current
Cash	3,431	5,569
Deferred financing costs	1,133	1,711
Advances to related parties (note 12)	22,100	15,000
Total Current Assets	26,664	22,280
Plant and Equipment, net (note 4)	70,486	76,197
Mining claims (note 8)	900	900
Total Assets	98,050	99,377

LIABILITIES
Current
Accounts payable	729,252	706,949
Accrued liabilities	51,034	50,867
Due to related parties (note 10)	1,673,863	1,508,726
Derivative financial instrument (note 14)	625	625
Advances from non-related parties (note 13)	616,349	602,571
Convertible notes (note 14)	248,247	232,616
Total Liabilities	3,319,370	3,102,354
Going Concern (note 2)
Commitments and Contingencies (note 9)
Related Party Transactions (note 10) Subsequent Events (note 16)
STOCKHOLDERS' DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2010 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 49,861,600 issued and outstanding (October 31,2010 -49,861,600)	4,986	4,986
Additional Paid-in Capital	15,150,907	15,150,907
Deferred stock compensation (note 11)	(16,583)	(20,333)
Accumulated Other Comprehensive Income	2,825	2,825
Deficit Accumulated During the Exploration Stage	(18,418,521)	(18,196,428)
Total Pacific Copper Stockholders' Deficiency	(3,276,386)	(3,058,043)
Non-controlling Interest	55,066	55,066
Total Stockholders' Deficiency	(3,221,320)	(3,002,977)
Total Liabilities and Stockholders' Deficiency	98,050	99,377

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the three months ended January 31, 2011 and January 31, 2010 and the
Period from Inception (May 18, 1999) to January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)
	Cumulative since inception $	For the three months ended January 31, 2011 $	For the three months ended January 31, 2010 $
Operating Expenses
General and administration	6,077,402	55,800	142,143
Project expenses	5,726,218	125,912	107,950
Mineral claims acquisition cost expense (note 8)	6,273,571	-	-
Amortization	127,615	5,711	8,174
Total Operating Expenses	18,204,806	187,423	258,267
Loss from Operations	(18,204,806)	(187,423)	(258,267)
Other income-Interest	54,508	-	-
Other expense-Interest	(330,031)	(34,670)	(47,823)
Other income-Derivative Financial Instrument	61,250	-	-
Loss before Income Taxes	(18,419,079)	(222,093)	(306,090)
Provision for income taxes	-	-	-
Net Loss	(18,419,079)	(222,093)	(306,090)
Net Loss attributable to Non-controlling interests	558	-	61
Net Loss attributable to Pacific Copper Corp. Stockholders	(18,418,521)	(222,093)	(306,029)
Loss per share-Basic and Diluted		(0.00)	(0.01)
Weighted Average Common Shares Outstanding		49,861,600	49,561,600

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) from inception (May 18, 1999) to January 31, 2011
(Amounts expressed in US Dollars)

								Total			Comprehensive
								Pacific			Income (loss)
						Deficit	Accumulated	Copper			attributable to
						Accumulated	Other	Corp.			Pacific Copper
			Additional	Deferred	Stock	during the	Comprehen-sive	Stockholders'	Non-	Total	Corp.
	Common Stock		Paid-in	Stock	Subscription	Exploration	Income	Equity	Controlling	Deficiency	Stockholders
	Number	Amount	Capital	Compensation	Receivable	Stage	(Loss)	(Deficiency)	Interests
	of Shares	$	$	$	$	$	$	$	$	$	$
Common stock issued on inception	1		1					1		1
Common stock issued for nil consideration	7,605,932	761	(761)			-		-		-
Cancelled shares	(1	-	(1)					(1)		(1)
Contributed Services			8,743					8,743		8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-			(8,743)		(8,743)		(8,743)	(8,743)
Balance, October 31, 2004	7,605,932	761	7,982	-		(8,743)		-		-	(8,743)
Contributed Services			1,178					1,178		1,178
Net Loss			-			(1,178)		(1,178)		(1,178)	(1,178)
Balance October 31, 2005	7,605,932	761	9,160	-		(9,921)		-		-	(1,178)
Common stock issued for cash	4,710,000	471	470,529			-		471,000		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500					500,000		500,000
Net Loss	-	-	-			(647,453)		(647,453)		(647,453)	(647,453)
Balance, October 31, 2006 (audited)	17,315,932	1,732	979,189	-		(657,374)		323,547		323,547	(647,453)
Common stock issued for cash	660,000	66	65,934					66,000		66,000
Common stock issued for cash	2,000,000	200	199,800					200,000		200,000
Common stock issued for cash	4,520,000	452	2,259,548					2,260,000		2,260,000
Stock subscription received			30,000					30,000		30,000
Stock Issuance cost			(72,800)					(72,800)		(72,800)
Common stock issued for stock subscriptions received	60,000	6	(6)					-		-
Common stock issued for cash	1,590,000	159	794,841					795,000		795,000
Common stock issued for services	3,000,000	300	1,499,700	(1,062,499))				437,501		437,501
Stock based compensation			294,574					294,574		294,574
Compensation expense on issue of warrants			21,093					21,093		21,093
Stock Issuance cost			(43,750)					(43,750)		(43,750)
Net Loss	-	-	-			(2,940,779)		(2,940,779)		(2,940,779)	(2,940,779)
Balance October 31, 2007 (audited)	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)		1,370,386		1,370,386	(2,940,779)
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000	24,556	2,449,556
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225	30,750	3,074,975
Common stock issued for cash (net)	3,157,143	316	1,027,334		(175,000			852,650		852,650
Common stock issued for cash (net)	743,572	75	246,805					246,880		246,880
Stock subscription received					175,000			175,000		175,000
Common stock issued for cash (net)	576,501	57	201,228					201,285		201,285
stock based compensation			679,971					679,971		679,971
Compensation expense on issue of warrants	-	-	235,982	-		-		235,982		235,982
Amortization of deferred stock compensation				916,666				916,666		916,666
Beneficial conversion feature of the convertible note financing transaction			5,625					5,625		5,625
Foreign currency translation							1,053	1,053	11	1,064	1,053
Net Loss for the year ended October 31, 2008	-	-	-	-		(10,579,162)		(10,579,162)	(356)	(10,579,518)	(10,579,162)
Balance October 31, 2008 (audited)	44,561,600	4,456	13,893,200	(145,833))	-	(14,177,315)	1,053	(424,439)	54,961	(369,478)	(10,578,109)
Stock based compensation			256,091					256,091		256,091

Compensation expense on issue of warrants			85,855					85,855		85,855
Amortization of deferred stock compensation				145,833				145,833		145,833
Beneficial conversion feature of convertible debt			55,950					55,950		55,950
Fair value of warrants issued			52,099					52,099		52,099
Common stock issued for acquisition of interests in mineral claims	5,000,000	500	749,500					750,000		750,000
Foreign currency translation							1,860	1,860	19	1,879	1,860
Net Loss for the year ended October 31, 2009						(2,993,591)		(2,993,591)	(146)	(2,993,737)	(2,993,591)
Balance October 31, 2009 (audited)	49,561,600	4,956	15,092,695	-		(17,170,906)	2,913	(2,070,342)	54,834	(2,015,508)	(2,991,731)
Common stock issued for services	300,000	30	29,970	(20,333))				9,667		9,667
Stock based compensation			28,242					28,242		28,242
Foreign currency translation							(88)	(88)	288	200	(88)
Net Loss for the year ended October 31, 2010						(1,025,522)		(1,025,522)	(56)	(1,025,578)	(1,025,578
Balance October 31, 2010 (audited)	49,861,600	4,986	15,150,907	(20,333))	-	(18,196,428)	2,825	(3,058,043)	55,066	(3,002,977)	(1,025,666)
Amortization of deferred stock compensation				3,750)				3,750		3,750
Foreign currency translation
Net Loss for the period ended January 31, 2011						(222,093)		(222,093)		(222,093)	(222,093)
Balance January 31, 2011	49,861,600	4,986	15,150,907	(16,583))	-	(18,418,521)	2,825	(3,276,386)	55,066	(3,221,320)	(222,093)

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the three months ended January 31, 2011 and January 31, 2010 and from inception (May 18, 1999) to January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)
	Cumulative Since Inception	January 31, 2011	January 31, 2010
Cash Flows from Operating Activities
Net Loss	(18,418,521)	(222,093)	(306,029)
Adjustment for:
Amortization	127,615	5,711	8,174
Stock based compensation	1,258,878	-	21,790
Compensation expense on issue of warrants	342,930	-	-
Expenses credited (debited) to Additional Paid-in Capital	7,932	-	-
Shares issued for mineral claims	6,719,225	-	-
Amortization of deferred stock compensation	1,513,417	3,750	-
Fair value adjustment to compound derivative	(6,250)	-	-
Fair value adjustment to additional investment rights	(55,000)	-	-
Amortization of debt discount	139,285	15,631	18,583
Changes in non-cash working capital
Prepaid expenses	-	-	2,282
Deferred financing costs	(1,133)	578	578
Accrued interest on advances from non- related parties	118,653	13,778	11,775
Advances to related parties	(22,100)	(7,100)	36,000
Accounts payable	729,252	22,303	44,331
Accrued liabilities	51,034	167	(21,725)
Due to related parties	1,673,863	165,137	182,679
Minority Interest	54,748	-	(61)
Net cash used in operating activities	(5,766,172)	(2,138)	(1,623)
Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	-	-
Acquisition of mineral claims	(900)	-	-
Net cash used in investing activities	(199,001)	-	-
Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	-	-
Advances from non-related parties	498,809	-	16,000
Convertible notes	286,500	-	-
Net cash provided by financing activities	5,966,574	-	16,000
Effect of foreign currency exchange rate changes	2,030	-	137
Net increase (decrease) in Cash	3,431	(2,138)	14,514
Cash- beginning of period	-	5,569	9,349
Cash - end of period	3,431	3,431	23,863
Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2011
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended October 31, 2010. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at January 31, 2011 and October 31, 2010, the results of its operations for the three month periods ended January 31, 2011 and January 31, 2010, and its cash flows for the three-month periods ended January 31, 2011 and January 31, 2010. In addition, some of the Company's statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended January 31, 2011 are not necessarily indicative of results to be expected for the full year.

The interim consolidated financial statements include the accounts of Pacific Copper Corp. (the "Company" or "Pacific Copper"), and its subsidiaries Pacific Copper Peru SRL, a limited liability partnership (99% owned by the Company) and Sociedad Pacific Copper Chile Limitada, a limited liability partnership (99% owned by the Company). All material inter-company accounts and transactions have been eliminated.

2.     Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. The Company has a need for equity capital and financing for working capital and exploration of its properties. Because of continuing operating losses, negative working capital and cash outflows from operations, the Company's continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. The Company's future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for reserves. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if the Company will attain profitable levels of operation. If the Company is unable to develop its mining claims to a commercial stage or if the going concern is otherwise not appropriate for future periods, adjustments to the amounts recorded for, and classification of assets and liabilities may be necessary. Management's plans to mitigate these conditions are described below.

The Company is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $222,093 for the three month period ended January 31, 2011. At January 31, 2011, the Company had an accumulated deficit during the exploration stage of $18,418,521. During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-"Convertible Note Financing Transaction"). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2011
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

On December 17, 2007, Pacific Copper completed the acquisition of Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru ("Peru SRL") pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the "Peru Agreement").

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
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.     Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	January 31, 2011		October 31, 2010
	Cost $	Accumulated Depreciation $	Cost $	Accumulated Depreciation $
Office, furniture and fixtures	386	240	386	232
Computer equipment	6,529	4,381	6,529	4,207
Operating Equipment	191,185	122,993	191,185	117,464
	198,100	127,614	198,100	121,903
Net carrying amount	$ 70,486		$76,197
Amortization expense	$ 5,711		$ 32,697

5.     Issuance of Common Shares

Year ended October 31, 2010

In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months. The Company has expensed $3,750 during the period ended January 31, 2011.

Three months ended January 31, 2011

The Company did not raise any capital during the three month period ended January 31, 2011

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.     Stock Purchase Warrants
	Number of Warrants Granted	Exercise Prices	Expiry Date
		$
Outstanding at October 31, 2009 and average exercise price	5,661,604	0.43
Granted in 2010	-	-
Expired in year 2010	(2,296,604)	(0.50)
Outstanding at October 31, 2010 and average exercise price	3,365,000	0.39
Granted in 2011	-	-
Expired in 2011
Outstanding at January 31, 2011 and average exercise price	3,365,000	0.39

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

Year ended October 31, 2010

The Company did not issue any warrants during the year ended October 31, 2010

Three months ended January 31, 2011

The Company did not issue any warrants during the three month period ended January 31, 2011

7.      Stock Based Compensation

On August 8, 2006, the Board of Directors approved a stock option plan (the"2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company. Options may have a term of up to 10 years. The aggregate number of shares of common stock originally authorized under the plan was 5,000,000. Since adoption of the Plan an additional 1,200,000 shares were authorized for issuance pursuant to the Plan's "evergreen share reserve increase" provision.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.     Stock Based Compensation-Cont'd

During the three month period ended January 31, 2011, no stock options were granted.

During the three month period ended January 31, 2011, the Company did not recognize any stock-based compensation costs.

Date of grant	14-May	20-Jul	1-Aug	9-Aug	20-Feb	1-Mar	15-May	24-Sep
	2007	2007	2007	2007	2008	2008	2008	2008	Total

Risk free rate	4.50%	4.50%	4.50%	4.50%	5.00%	5.00%	5.00%	2.95%
Volatility factor	50%	50%	50%	50%	100%	98%	86%	84%
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years	2 years	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.51	$0.40	$0.50	$0.35	$0.50

Total number of options granted	1,750,000	250,000	1,700,000	650,000	250,000	490,000	200,000	50,000
Total number of options forfeited/cancelled/Expired/Exercised	-	-	-	-	-	(110,000)	-	-
Grant date fair value	$0.24	$0.24	$0.24	$0.24	$0.22	$0.27	$0.25	$0.13

Stock-based compensation cost expensed during the quarter ended January 31, 2011	$nil	$nil	$ $nil	$nil	$nil	$ $nil	$nil	$nil	$nil

Unexpended Stock -based compensation cost deferred over the vesting period	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$nil

As of January 31, 2011 there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the three month period ended January 31, 2011 was $nil.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2011
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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.     Mining Claims-Cont'd

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
January 31, 2011
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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.     Commitments and Contingencies-Cont'd

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.     Commitments and Contingencies-Cont'd

The share portion of the consideration payable by the Company to the vendor, under the MPAA and the Amendment, amounting to 7 million shares of the Company, was to be placed in escrow pending the satisfaction of closing conditions and the further satisfaction of the conditions that would otherwise give rise to the Rescission Right. In the case that the Rescission Right is exercised, Gareste is obligated to release from escrow and return any share consideration received for this transaction back to the Company. The other terms of the MPAA were unchanged.

The parties failed to close the purchase of San Enrique under the terms of the amended MPAA by June 30, 2010, and the agreement has therefore lapsed and has expired.

On January 20, 2010, the Company executed an engagement agreement with an agent to whom the Company agreed to pay a non-refundable work fee of $25,000 for a term of 6 months, plus a cash advance against expenses of $3,500. The agent was to endeavor to obtain up to $2.1 million in funding for the Company, on terms and conditions acceptable to the Company. The Company was to compensate the agent with a commission of 9% of the total amount of the financing and issue warrants equal to 10% of the total number of shares issued by the Company under the financing, with amounts advanced for the work fee to be adjusted against any commissions earned. As of the date of this report the agent failed to raise funding and the agreement has lapsed and expired.

10.   Related Party Transactions

Three month period ended January 31, 2011

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)    A director of the Company provided consulting geological services to the Company and a total of $22,500 was expensed to a private Company with director in common. $226,500 was owed to this private company as of January 31, 2011.

B)    A director of the Company provided consulting services to the Company and a total of $22,500 was expensed to a private company with director in common. $425,867 was owed to this private company as of January 31, 2011 which also includes non-reimbursed expenses.

C)    The Company expensed $35,344 being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the President, CEO, Director and Chairman of the Board of Directors of the Company. As of January 31, 2011, $281,125 was owed which also included non-reimbursed expenses.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.   Related Party Transactions-Cont'd

D)    The Company incurred a total of $74,511 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $728,721 was owed at January 31, 2011 with such costs recorded as project costs.

E)    The Company owed $11,650 to the CFO as of January 31, 2011 for services rendered to the Company.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.   Deferred Stock Compensation

In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months. The Company has expensed $3,750 during the period ended January 31, 2011 leaving a balance of $16,583 included in stockholders' equity.

12.   Advances to a related party

Advances to a related party include a net receivable of $22,100, after providing a reserve for doubtful receivable for $83,065, advanced interest free against demand promissory notes to the Company related through common directors and management. The advance was used to cover common business expenses between the two Companies. The Company opted to create a reserve for $83,065 as a matter of prudence and caution due to the current unfavorable and challenging general economic conditions. The Company received $22,100 subsequent to the year end (see note 16-subsequent events)

13.   Advances from non-related parties

On June 20, 2008, the Company received an advance of $247,000 from a non-related party which bears interest at an annual rate of eight percent and is due and payable within ninety days from receipt thereof.  The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party.  The Company received additional advances totaling $18,500 from this party during the twelve month period ended October 31, 2009. The Company received additional advances totaling $16,000 from this party during the three month period ended January 31, 2010 and $12,264 during the quarter ended April 30, 2010. The total amount due including interest as of January 31, 2011 is $338,821

On November 28, 2008, the Company received an advance of $100,000 from another non related party which bears interest at an annual rate of 10% and is due within twelve months from receipt thereof. The total amount due as of January 31, 2011, including interest is $141,281.

On February 17, 2009, the Company issued a promissory note (the "War Eagle Note") to War Eagle Mining Company, Inc. a Canadian Corporation ("War Eagle").  War Eagle and the Company no longer share a common director.  Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company's South American oxide copper properties, as described in this report).  In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights.  The total amount due as of January 31, 2011, including interest is $136,247. The Company receive a letter from War Eagle dated October 21, 2010, demanding payment of the Note, and is currently in discussions with War Eagle to potentially resolve these issues.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.   Convertible notes

Convertible notes consist of the following as of January 31, 2011:
Net carrying amount

a) $100,000 face value, 6% convertible note, due October 31, 2010	$100,000
b) $166,500 face value, 12% convertible note, due July 27, 2011	133,986
c) $20,000 face value, 12% convertible note, due October 26, 2011	14,261
248,247

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.   Convertible notes-Cont'd

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

The derivative liabilities as of January 31, 2011 and October 31, 2010 consisted of the following:

	January 31, 2011	October 31, 2010
Derivative financial instrument
Compound embedded derivative	625	625
Additional investment rights	-
	625	625

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

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $86,414 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $46,085 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $98,024.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $14,085 during the period ended January 31, 2011.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.   Convertible notes-Cont'd

The Company evaluated the notes for accounting purposes under ASC 815 and have determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature is not required. The notes were issued with a beneficial conversion feature, having a value of $6,000.

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $10,380 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $6,014 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $12,014.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $1,546 during the period ended January 31, 2011.

15.   Reclassifications

Certain amounts have been reclassified to conform to current period presentation. Specifically the Company has adopted ASC TOPIC 810-Non-Controlling Interests in Consolidated Financial Statements. The objective of this Statement is to improve the relevance, comparability and transparency of the financial information that the Company provides.

16.   Subsequent Events

Subsequent to the fiscal year end, advances receivable from the related party for $22,100 was repaid.

On February 3, 2011, the Board resolved to discontinue exploration at the Cerro Blanco project in Chile and instructed Pacific LTDA to let lapse all concession fees associated with this project, effectively dropping the claims.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2011

Discussion of Operations & Financial Condition
Three months ended January 31, 2011

The Company is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $222,093 for the three month period ended January 31, 2011. At January 31, 2011, the Company had an accumulated deficit during the exploration stage of $18,418,521. During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes. The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. The Company did not raise any share capital during the year ended October 31, 2010 or during the three months ended January 31, 2011. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities. There is no assurance that we will be successful in obtaining such financing.

As of the date of the filing of this report, the Company has very little cash. As of the quarter ended January 31, 2011, the Company's current liabilities were $3,319,370 while current assets were $26,664. Management has taken steps to reduce operating costs. These steps include deferral of salaries for senior management, deferral of payments to consultants and service providers, and reduction of all exploration activities.

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

SELECTED QUARTER INFORMATION
	January 31, 2011	January 31, 2010
Revenues	$Nil	$Nil
Net Loss attributable to Pacific Copper Corp. stockholders	$222,093	$306,029
Loss per share-basic and diluted	$ (0.00)	$(0.01)
Total Assets	$98,050	$132,428
Total Liabilities	$3,319,370	$2,432,099
Cash dividends declared per share	Nil	Nil

Total assets for the quarter ended January 31, 2011 include cash for $3,431, advances to related party for $22,100, deferred financing costs for $1,133, capital assets for $70,486 and mining claims for $900. For the quarter ended January 31, 2010, total assets includes include cash and cash equivalents for $23,863, prepaid expenses for $3,500, deferred financing costs for $3,445, capital assets for $100,720 and mining claims for $900.

Revenues

No revenue was generated by the Company's operations during the three month period ended January 31, 2011 and January 31, 2010.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

       (a) General and Administrative Expense

Included in operating expenses for the three month period ended January 31, 2011 is general and administrative expense of $55,800, as compared with $142,143 for the three month period ended January 31, 2010. General and administrative expense represents approximately 29.77% of the total operating expense for the quarter ended January 31, 2011. This expense for the quarter ended January 31, 2011 includes professional, consulting, office and general and non cash compensation expense relating to the issue of options and warrants for $nil (prior period: $21,790)and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $3,750 (prior period $nil).

       (b) Project Expense

Included in operating expenses for the three month period ended January 31, 2011 is project expenses of $125,912 as compared with $107,950 for the three month period ended January 31, 2010. Project expense represents approximately 67.18 % of the total operating expense for the three month period ended January 31, 2011. This expense includes consulting, claims, equipment rentals, contract labor, field wages, drilling and other project related expenses incurred during the quarter on the mineral claims in Chile.

       (c) Mineral claims acquisition cost expense

(1)       On December 17, 2007, Pacific Copper acquired Pacific Copper Peru SRL ("Pacific Peru"), a limited liability partnership organized under the laws of Peru pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the "Peru Agreement"). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company's common stock (the "Peru Consideration Shares") to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL. The 1% minority interest was credited with $24,495. As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired. In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims. The Company does not consider any of the mineral claim groups to be acquired in the transaction (Don Javier, Tonalia and Tenospa) to be material assets at this time, but our assessment may change after further work is done on the properties. Pursuant to the closing of this acquisition the Company through Pacific Peru will acquire interests in these mineral claim groups which were capitalized at $100 each.

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

On February 3, 2011, the Board resolved to discontinue exploration at the Cerro Blanco project and instructed Pacific LTDA to let lapse all concession fees associated with this project, effectively dropping these claims.

Liquidity and Capital Resources

The following table summarizes the company's cash flows and cash in hand as of January 31, 2011 and January 31, 2010:

	January 31, 2011	January 31, 2010
Cash	$3,431	$23,863
Working capital (deficit)	$(3,292,706)	$(2,240,589)
Cash used in operating activities	$(2,138)	$(1,623)
Cash used in investing activities	$nil	$ nil
Cash provided by financing activities	$nil	$16,000

As at January 31, 2011, the Company had a working capital deficit of $3,292,706. During the three-month period ended January 31, 2011, the Company did not spend any funds on investment activity.

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

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of January 31, 2011 and January 31, 2010.

Contractual Obligations and Commercial Commitments

On April 19, 2007, the Company executed an agreement dated as of April 11, 2007 with David Hackman, a director of the Company, on behalf of a corporation to be formed in Peru which, prior to closing, would then own certain mineral claims located in Peru.  On December 17, 2007, Pacific Copper completed the acquisition of Peru SRL, pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007. The 4,850,000 shares of the Company's common stock issued in connection with the closing of this transaction are held in escrow subject to the satisfaction of certain post-closing conditions, which as of the date of this Quarterly Report have not been completed.

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

The share portion of the consideration payable by the Company to the vendor, under the MPAA and the Amendment, amounting to 7 million shares of the Company, was to be placed in escrow pending the satisfaction of closing conditions and the further satisfaction of the conditions that would otherwise give rise to the Rescission Right. In the case that the Rescission Right was exercised, Gareste would have been obligated to release from escrow and return any share consideration received for this transaction back to the Company. The other terms of the MPAA were unchanged.

The parties failed to close the purchase of San Enrique under the terms of the amended MPAA by June 30, 2010, and the agreement has therefore lapsed and has expired.

On January 20, 2010, the Company executed an engagement agreement with an agent to whom the Company agreed to pay a non-refundable work fee of $25,000 for a term of 6 months, plus a cash advance against expenses of $3,500. The agent was to endeavor to obtain up to $2.1 million in funding for the Company, on terms and conditions acceptable to the Company. The Company was to compensate the agent with a commission of 9% of the total amount of the financing and issue warrants equal to 10% of the total number of shares issued by the Company under the financing, with amounts advanced for the work fee to be adjusted against any commissions earned. As of the date of this report the agreement has lapsed and expired.

Subsequent Events

Subsequent to the fiscal year end, advances receivable from the related party for $22,100 was repaid.

On February 3, 2011, the Board resolved to discontinue exploration at the Cerro Blanco project and instructed Pacific LTDA to let lapse all concession fees associated with this project, effectively dropping the claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of January 31, 2011, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:
1.	recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and

2.	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended January 31, 2011, there have been no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:

The Company is not a party to any pending legal proceeding or litigation and none of the Company's property is the subject of a pending legal proceeding.

ITEM 1A:   RISK FACTORS

Much of the information included in this report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution readers of this report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

On February 17, 2009, we issued a promissory note (the "War Eagle Note") to War Eagle Mining Company, Inc. a Canadian corporation ("War Eagle").  The War Eagle Note has a face amount of $155,000.  All amounts advanced under the War Eagle Note are due and payable on June 30, 2009 with interest at 15% per annum.  By its terms, the War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of our Company associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (our Company's South American oxide copper properties, as described herein).  We have declared a breach by War Eagle under the War Eagle Note for failure by War Eagle to fully fund advances under the War Eagle Note, and have denied the security interest.  While we believe we have a strong legal position with respect to the dispute with War Eagle, it is possible that since our Company has not repaid the War Eagle Note on June 30, 2009 (the maturity date), it could lose its interest in the properties securing the War Eagle Note. (See Note 13 to the financial statements).

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $18,418,521 from inception to January 31, 2011. As of January 31, 2011, we had an accumulated deficit of $18,418,521 and incurred losses of $222,093 during quarter ended January 31, 2011. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations;

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

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

                 None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

                 None.

ITEM 4:  (REMOVED AND RESERVED)

                 Not applicable.

ITEM 5:  OTHER INFORMATION:

                 None.

ITEM 6:  EXHIBITS & REPORTS ON FORM 8-K

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

Date: March 22, 2011

/s/ Andrew Brodkey
Andrew Brodkey
Chief Executive Officer

/s/ Rakesh Malhotra
Rakesh Malhotra, C.A.
Chief Financial Officer