Form 10-Q
period 2011-04-30
Pacific Copper Corp.
filed 2011-06-14
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

The number of shares of registrant's common stock outstanding as of June 13, 2011 was 49,861,600.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
(Unaudited- Prepared by Management)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Consolidated Balance Sheets as of April 30, 2011 (unaudited) and October 31, 2010 (audited)	2

Interim Consolidated Statements of Operations for the six months and three months ended April 30, 2011
and April 30, 2010 and the period from Inception (May 18, 1999) to April 30, 2011	3

Interim Consolidated Statements of Changes in Stockholders' Equity for the six months ended
April 30, 2011 and from Inception (May 18, 1999) to April 30, 2011.	4

Interim Consolidated Statements of Cash Flows for the six months ended April 30, 2011
and April 30, 2010 and from Inception (May 18, 1999) to April 30, 2011.	5

Condensed Notes to Interim Consolidated Financial Statements	8-22

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
April 30, 2011 and October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)
	April 30, 2011 (unaudited)	October 31, 2010 (audited)
	$	$
ASSETS
Current
Cash	1,172	5,569
Deferred financing costs	555	1,711
Advances to related parties (note 12)	13,703	15,000
Total Current Assets	15,430	22,280
Plant and Equipment, net (note 4)	64,775	76,197
Mining claims (note 8)	800	900
Total Assets	81,005	99,377

LIABILITIES
Current
Accounts payable	775,210	706,949
Accrued liabilities	34,033	50,867
Due to related parties (note 10)	1,856,498	1,508,726
Derivative financial instrument (note 14)	625	625
Advances from non-related parties (note 13)	629,088	602,571
Convertible notes (note 14)	265,720	232,616
Total Liabilities	3,561,174	3,102,354
Going Concern (note 2)
Commitments and Contingencies (note 9)
Related Party Transactions (note 10) Subsequent Events (note 16)
STOCKHOLDERS' DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2010 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 49,861,600 issued and outstanding (October 31,2010 - 49,861,600)	4,986	4,986
Additional Paid-in Capital	15,150,907	15,150,907
Deferred stock compensation (note 11)	(12,833)	(20,333)
Accumulated Other Comprehensive Income	2,825	2,825
Deficit Accumulated During the Exploration Stage	(18,681,120)	(18,196,428)
Total Pacific Copper Stockholders' Deficiency	(3,535,235)	(3,058,043)
Non-controlling Interest	55,066	55,066
Total Stockholders' Deficiency	(3,480,169)	(3,002,977)
Total Liabilities and Stockholders' Deficiency	81,005	99,377

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the six months and three months ended April 30, 2011 and April 30, 2010 and the
Period from Inception (May 18, 1999) to April 30, 2011
 (Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	April 30,	April 30,	April 30,	April 30,
	inception	2011	2010	2011	2010

	$	$	$	$	$
Operating Expenses

General and administration (note 16)	6,154,835	133,233	272,250	77,333	130,107
Project expenses (note 15)	5,868,452	268,146	226,674	142,234	118,724
Mineral claims acquisition
cost expense (note 8)	6,273,571	-	-	-	-
Amortization	133,326	11,422	16,349	5,711	8,175

Total Operating Expenses	18,430,184	412,801	515,273	225,278	257,006

Loss from Operations	(18,430,184)	(412,801)	(515,273)	(225,278)	(257,006)

Other income-interest	54,508	-	-	-	-
Other expense-Interest	(367,252)	(71,891)	(83,913)	(37,221)	(36,090)
Other income (expense)-Derivative
Financial Instrument	61,250	-	-	-	-

Loss before Income Taxes	(18,681,678)	(484,692)	(599,186)	(262,499)	(293,096)

Provision for income taxes	-	-	-	-	-

Net Loss	(18,681,678)	(484,692)	(599,186)	(262,499)	(293,096)

Net Loss attributable to
Non-controlling interests	558	-	63	-	2
Net loss attributable to Pacific
Copper Corp. Stockholders	(18,681,120)	(484,692)	(599,123)	(262,499)	(293,094)

Loss per share-Basic and Diluted		(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Common Shares
Outstanding		49,861,600	49,697,512	49,861,600	44,561,600
`

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) from inception (May 18, 1999) to January 31, 2011
(Amounts expressed in US Dollars)

								Total			Comprehensive
								Pacific			Income (loss)
						Deficit	Accumulated	Copper			attributable to
						Accumulated	Other	Corp.			Pacific Copper
			Additional	Deferred	Stock	during the	Comprehen-sive	Stockholders'	Non-	Total	Corp.
	Common Stock		Paid-in	Stock	Subscription	Exploration	Income	Equity	Controlling	Deficiency	Stockholders
	Number	Amount	Capital	Compensation	Receivable	Stage	(Loss)	(Deficiency)	Interests
	of Shares	$	$	$	$	$	$	$	$	$	$
Common stock issued on inception	1		1					1		1
Common stock issued for nil consideration	7,605,932	761	(761)			-		-		-
Cancelled shares	(1)	-	(1)					(1)		(1)
Contributed Services			8,743					8,743		8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-			(8,743)		(8,743)		(8,743)	(8,743)
Balance, October 31, 2004	7,605,932	761	7,982	-		(8,743)		-		-	(8,743)
Contributed Services			1,178					1,178		1,178
Net Loss			-			(1,178)		(1,178)		(1,178)	(1,178)
Balance October 31, 2005	7,605,932	761	9,160	-		(9,921)		-		-	(1,178)
Common stock issued for cash	4,710,000	471	470,529			-		471,000		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500					500,000		500,000
Net Loss	-	-	-			(647,453)		(647,453)		(647,453)	(647,453)
Balance, October 31, 2006 (audited)	17,315,932	1,732	979,189	-		(657,374)		323,547		323,547	(647,453)
Common stock issued for cash	660,000	66	65,934					66,000		66,000
Common stock issued for cash	2,000,000	200	199,800					200,000		200,000
Common stock issued for cash	4,520,000	452	2,259,548					2,260,000		2,260,000
Stock subscription received			30,000					30,000		30,000
Stock Issuance cost			(72,800)					(72,800)		(72,800)
Common stock issued for stock subscriptions received	60,000	6	(6)					-		-
Common stock issued for cash	1,590,000	159	794,841					795,000		795,000
Common stock issued for services	3,000,000	300	1,499,700	(1,062,499))				437,501		437,501
Stock based compensation			294,574					294,574		294,574
Compensation expense on issue of warrants			21,093					21,093		21,093
Stock Issuance cost			(43,750)					(43,750)		(43,750)
Net Loss	-	-	-			(2,940,779)		(2,940,779)		(2,940,779)	(2,940,779)
Balance October 31, 2007 (audited)	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)		1,370,386		1,370,386	(2,940,779)
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000	24,556	2,449,556
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225	30,750	3,074,975
Common stock issued for cash (net)	3,157,143	316	1,027,334		(175,000)			852,650		852,650
Common stock issued for cash (net)	743,572	75	246,805					246,880		246,880
Stock subscription received					175,000			175,000		175,000
Common stock issued for cash (net)	576,501	57	201,228					201,285		201,285
stock based compensation			679,971					679,971		679,971
Compensation expense on issue of warrants	-	-	235,982	-		-		235,982		235,982
Amortization of deferred stock compensation				916,666				916,666		916,666
Beneficial conversion feature of the convertible note financing transaction			5,625					5,625		5,625
Foreign currency translation							1,053	1,053	11	1,064	1,053
Net Loss for the year ended October 31, 2008	-	-	-	-		(10,579,162)		(10,579,162)	(356)	(10,579,518)	(10,579,162)
Balance October 31, 2008 (audited)	44,561,600	4,456	13,893,200	(145,833))	-	(14,177,315)	1,053	(424,439)	54,961	(369,478)	(10,578,109)
Stock based compensation			256,091					256,091		256,091
Compensation expense on issue of warrants			85,855					85,855		85,855
Amortization of deferred stock compensation				145,833				145,833		145,833

Beneficial conversion feature of convertible debt			55,950					55,950		55,950
Fair value of warrants issued			52,099					52,099		52,099
Common stock issued for acquisition of interests in mineral claims	5,000,000	500	749,500					750,000		750,000
Foreign currency translation							1,860	1,860	19	1,879	1,860
Net Loss for the year ended October 31, 2009						(2,993,591)		(2,993,591)	(146)	(2,993,737)	(2,993,591)
Balance October 31, 2009 (audited)	49,561,600	4,956	15,092,695	-		(17,170,906)	2,913	(2,070,342)	54,834	(2,015,508)	(2,991,731)
Common stock issued for services	300,000	30	29,970	(20,333))				9,667		9,667
Stock based compensation			28,242					28,242		28,242
Foreign currency translation							(88)	(88)	288	200	(88)
Net Loss for the year ended October 31, 2010						(1,025,522)		(1,025,522)	(56)	(1,025,578)	(1,025,578
Balance October 31, 2010 (audited)	49,861,600	4,986	15,150,907	(20,333))	-	(18,196,428)	2,825	(3,058,043)	55,066	(3,002,977)	(1,025,666)
Amortization of deferred stock compensation				7,500)				7,500		7,500
Foreign currency translation
Net Loss for the period ended April 30, 2011						(484,692)		(484,692)		(484,692)	(484,692)
Balance April 30, 2011	49,861,600	4,986	15,150,907	(12,833))	-	(18,681,120)	2,825	(3,535,235)	55,066	(3,480,169)	(484,692)

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the six months ended April 30, 2011 and April 30, 2010 and from inception (May 18, 1999) to April 30, 2011
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)
	Cumulative Since Inception	April 30, 2011	April 30, 2010
Cash Flows from Operating Activities
Net Loss	(18,681,120)	(484,692)	(599,186)
Adjustment for:
Amortization	133,326	11,422	16,349
Stock based compensation	1,258,878	-	26,942
Compensation expense on issue of warrants	342,930	-	-
Expenses credited (debited) to Additional Paid-in Capital	7,932	-	-
Shares issued for mineral claims	6,719,225	-	-
Amortization of deferred stock compensation	1,517,167	7,500	2,167
Fair value adjustment to compound derivative	(6,250)	-	-
Fair value adjustment to additional investment rights	(55,000)	-	-
Amortization of debt discount Impairment of mining claims	156,758 100	33,104 100	39,668 -
Changes in non-cash working capital
Prepaid expenses	-	-	5,782
Deferred financing costs	(555)	1,156	1,156
Accrued interest on advances from non- related parties	131,392	26,517	23,661
Advances to related parties	(13,703)	1,297	16,000
Accounts payable	775,210	68,261	292,016
Accrued liabilities	34,033	(16,834)	(38,002)
Due to related parties	1,856,498	347,772	189,127
Minority Interest	54,748	-	(66)
Net cash used in operating activities	(5,768,431)	(4,397)	(24,386)
Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	-	-
Acquisition of mineral claims	(900)	-	-
Net cash used in investing activities	(199,001)	-	-
Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	-	-
Advances from non-related parties	498,809	-	28,264
Convertible notes	286,500	-	-
Net cash provided by financing activities	5,966,574	-	28,264
Effect of foreign currency exchange rate changes	2,030	-	(52)
Net increase (decrease) in Cash	1,172	(4,397)	3,826
Cash- beginning of period	-	5,569	9,349
Cash - end of period	1,172	1,172	13,175
Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2011
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended October 31, 2010. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at April 30, 2011 and October 31, 2010, the results of its operations for the three and six month periods ended April 30, 2011 and April 30, 2010, and its cash flows for the six month periods ended April 30, 2011 and April 30, 2010. In addition, some of the Company's statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended April 30, 2011 are not necessarily indicative of results to be expected for the full year. The interim consolidated financial statements include the accounts of Pacific Copper Corp. (the "Company" or "Pacific Copper"), and its subsidiaries Pacific Copper Peru SRL, a limited liability partnership (99% owned by the Company) and Sociedad Pacific Copper Chile Limitada, a limited liability partnership (99% owned by the Company). All material inter-company accounts and transactions have been eliminated.

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

The Company is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $484,692 for the six month period ended April 30, 2011. At April 30, 2011, the Company had an accumulated deficit during the exploration stage of $18,681,120. During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-"Convertible Note Financing Transaction"). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2011
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
April 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.     Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	April 30, 2011		October 31, 2010
	Cost $	Accumulated Depreciation $	Cost $	Accumulated Depreciation $
Office, furniture and fixtures	386	247	386	232
Computer equipment	6,529	4,555	6,529	4,207
Operating Equipment	191,185	128,523	191,185	117,464
	198,100	133,325	198,100	121,903
Net carrying amount	$ 64,775		$76,197
Amortization expense	$ 11,422		$ 32,697

5.     Issuance of Common Shares

Year ended October 31, 2010

In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months. The Company has expensed $3,750 during the period ended January 31, 2011.

Six months ended April 30, 2011

The Company did not raise any capital during the six month period ended April 30, 2011

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.     Stock Purchase Warrants

	Number of Warrants Granted	Exercise Prices	Expiry Date
		$
Outstanding at October 31, 2009 and average exercise price	5,661,604	0.43
Granted in 2010	-	-
Expired in year 2010	(2,296,604)	(0.50)
Outstanding at October 31, 2010 and average exercise price	3,365,000	0.39
Granted in 2011	-	-
Expired in 2011
Outstanding at April 30, 2011 and average exercise price	3,365,000	0.39

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

Year ended October 31, 2010

The Company did not issue any warrants during the year ended October 31, 2010

Six months ended April 30, 2011

The Company did not issue any warrants during the six month period ended April 30, 2011

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
April 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.      Stock Based Compensation-Cont'd

During the six month period ended April 30, 2011, no stock options were granted.

During the six month period ended April 30, 2011, the Company did not recognize any stock-based compensation costs.

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

As of April 30, 2011 there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the six month period ended April 30, 2011 was $nil.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2011
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
April 30, 2011
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
April 30, 2011
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
April 30, 2011
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
April 30, 2011
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

Six month period ended April 30, 2011

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)   A director of the Company provided consulting geological services to the Company and a total of $45,000 was expensed to a private Company with director in common. $249,000 was owed to this private company as of April 30, 2011.

B)   A director of the Company provided consulting services to the Company and a total of $45,000 was expensed to a private company with director in common. $483,368 was owed to this private company as of April 30, 2011 which also includes non-reimbursed expenses.

C)   The Company expensed $70,688 being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the President, CEO, Director and Chairman of the Board of Directors of the Company. As of April 30, 2011, $316,469 was owed which also included non-reimbursed expenses.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.   Related Party Transactions-Cont'd

D)   The Company incurred a total of $142,801 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $797,011 was owed at April 30, 2011 with such costs recorded as project costs.

E)   The Company owed $10,650 to the CFO as of April 30, 2011 for services rendered to the Company.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.   Deferred Stock Compensation

In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months. The Company has expensed $7,500 during the period ended April 30, 2011 leaving a balance of $12,833 included in stockholders' equity.

12.   Advances to a related party

Advances to a related party include a net receivable of $12,833, after providing a reserve for doubtful receivable for $80,426, advanced interest free against demand promissory notes to the Company related through common directors and management. The advance was used to cover common business expenses between the two Companies. The Company opted to create a reserve for $80,426 as a matter of prudence and caution due to the current unfavorable and challenging general economic conditions. The Company received $12,833 subsequent to the year end (see note 16-subsequent events)

13.   Advances from non-related parties

On June 20, 2008, the Company received an advance of $247,000 from a non-related party which bears interest at an annual rate of eight percent and is due and payable within ninety days from receipt thereof.  The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party.  The Company received additional advances totaling $18,500 from this party during the twelve month period ended October 31, 2009. The Company received additional advances totaling $16,000 from this party during the three month period ended January 31, 2010 and $12,264 during the quarter ended April 30, 2010. The total amount due including interest as of April 30, 2011 is $344,473

On November 28, 2008, the Company received an advance of $100,000 from another non related party which bears interest at an annual rate of 10% and is due within twelve months from receipt thereof. The total amount due as of April 30, 2011, including interest is $144,711.

On February 17, 2009, the Company issued a promissory note (the "War Eagle Note") to War Eagle Mining Company, Inc. a Canadian Corporation ("War Eagle").  War Eagle and the Company no longer share a common director.  Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company's South American oxide copper properties, as described in this report).  In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights.  The total amount due as of April 30, 2011, including interest is $139,904. The Company receive a letter from War Eagle dated October 21, 2010, demanding payment of the Note, and is currently in discussions with War Eagle to potentially resolve these issues. As of April 30, 2011 there have been no changes in the status of the note payable.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.   Convertible notes

Convertible notes consist of the following as of April 30, 2011:
Net carrying amount

a) $100,000 face value, 6% convertible note, due October 31, 2010	$100,000
b) $166,500 face value, 12% convertible note, due July 27, 2011	149,725
c) $20,000 face value, 12% convertible note, due October 26, 2011	15,995
265,720

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
April 30, 2011
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

The derivative liabilities as of April 30, 2011 and October 31, 2010 consisted of the following:

	April 30, 2011	October 31, 2010
Derivative financial instrument
Compound embedded derivative	625	625
Additional investment rights	-
	625	625

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

The Company evaluated the notes for accounting purposes under ASC 815 and has determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature is not required. The notes were issued with a beneficial conversion feature, having a value of $49,950.

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $86,414 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $46,085 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $98,024.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $29,824 during the period ended April 30, 2011.

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
April 30, 2011
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

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $10,380 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $6,014 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $12,014.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $3,280 during the period ended April 30, 2011.

15.   Reclassifications

Certain amounts have been reclassified to conform to current period presentation. Specifically the Company has adopted ASC TOPIC 810-Non-Controlling Interests in Consolidated Financial Statements. The objective of this Statement is to improve the relevance, comparability and transparency of the financial information that the Company provides.

16.   Subsequent Events

Subsequent to the quarter, advances receivable from the related party for $13,703 was repaid.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE SIX MONTH PERIOD ENDED APRIL 30, 2011

Discussion of Operations & Financial Condition
Three and Six month periods ended April 30, 2011

The Company is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $484,692 for the six month period ended April 30, 2011. At April 30, 2011, the Company had an accumulated deficit during the exploration stage of $18,681,120. During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes. The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. The Company did not raise any share capital during the year ended October 31, 2010 or during the three months ended January 31, 2011. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction activities. There is no assurance that we will be successful in obtaining such financing.

As of the date of the filing of this report, the Company has very little cash. As of the six month period ended April 30, 2011, the Company's current liabilities were $3,561,174 while current assets were $15,430. Management has taken steps to reduce operating costs. These steps include deferral of salaries for senior management, deferral of payments to consultants and service providers, and reduction of all exploration activities.

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

SELECTED INFORMATION

	Three months ended	Three months ended
	April 30, 2011	April 30, 2010

Revenues	$ Nil	$ Nil
Net Loss attributable to Pacific Corp.
stockholders	$262,499	$293,094
Loss per share-basic and diluted	$(0.01)	$(0.01)

	Six months ended	Six months ended
	April 30, 2011	April 30, 2010

Revenues	$ Nil	$ Nil
Net Loss attributable to Pacific Corp.
Stockholders	$484,692	$599,123
Loss per share-basic and diluted	$(0.01)	$(0.01)

	As at	As at
	April 30, 2011	October 31, 2010
Total Assets	$81,005	$99,377
Total Liabilities	$3,561,174	$3,102,354
Cash dividends declared per share	Nil	Nil

Total assets as of April 30, 2011 includes cash for $1,172, advances to related party for $13,703, deferred financing costs for $555, capital assets for $64,775 and mining claims for $800. Total assets as of October 31, 2010 includes cash for $5,569, advances to related party for $15,000, deferred financing costs for $1,711, capital assets for $76,197 and mining claims for $900.

Revenues

No revenue was generated by the Company's operations during the three and six month period ended April 30, 2011 and April 30, 2010.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the six month period ended April 30, 2011 is general and administrative expense of $133,233, as compared with $272,250 for the six month period ended April 30, 2010.  General and administrative expense represents approximately 32.3% of the total operating expense for the six month period ended April 30, 2011. This expense for the six month period ended April 30, 2011 includes professional, consulting, office and general and non cash compensation expense relating to the issue of options and warrants for $nil (prior period: $26,942) and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $7,500 (prior period $2,167).

(b) Project Expense

Included in operating expenses for the six month period ended April 30, 2011 is project expenses of $268,146 as compared with $226,674 for the six month period ended April 30, 2010.  Project expense represents approximately 64.9 % of the total operating expense for the six month period ended April 30, 2011. This expense includes consulting, claims, equipment rentals, contract labor, field wages, drilling and other project related expenses incurred during the period primarily on the mineral claims in Chile.

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

Liquidity and Capital Resources

The following table summarizes the company's cash flows and cash in hand as of April 30, 2011 and April 30, 2010:

	April 30, 2011	April 30, 2010
Cash	$1,172	$13,175
Working capital (deficit)	$(3,545,744)	$(2,497,362)
Cash used in operating activities	$(4,397)	$(24,386)
Cash used in investing activities	$nil	$ nil
Cash provided by financing activities	$nil	$28,264

As at April 30, 2011, the Company had a working capital deficit of $3,545,744. During the six-month period ended April 30, 2011, the Company did not spend any funds on investment activity.

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

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of April 30, 2011 and April 30, 2010.

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

Subsequent Events

Subsequent to the quarter, advances receivable from the related party for $13,703 was repaid.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of April 30, 2011, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:
1.	recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and

2.	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period ended April 30, 2011, there have been no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $18,681,120 from inception to April 30, 2011. As of April 30, 2011, we had an accumulated deficit of $18,681,120 and incurred losses of $484,692 during six month period ended April 30, 2011. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations;

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

Date: June 14, 2011

/s/ Andrew Brodkey
Andrew Brodkey
Chief Executive Officer

/s/ Rakesh Malhotra
Rakesh Malhotra, C.A.
Chief Financial Officer