Form 10-Q
period 2011-07-31
Pacific Copper Corp.
filed 2011-09-14
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

Commission file number 000-52495

PACIFIC COPPER CORP.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	98-0504006 (I.R.S. Employer Identification No.)

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

The number of shares of registrant's common stock outstanding as of September 12, 2011 was 49,861,600.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
(Unaudited- Prepared by Management)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Consolidated Balance Sheets as of July 31, 2011 (unaudited) and October 31, 2010 (audited)	2

Interim Consolidated Statements of Operations for the nine months and three months ended July 31, 2011
and July 31, 2010 and the period from Inception (May 18, 1999) to July 31, 2011	3

Interim Consolidated Statements of Changes in Stockholders' Equity for the nine months ended
July 31, 2011 and from Inception (May 18, 1999) to July 31, 2011.	4

Interim Consolidated Statements of Cash Flows for the nine months ended July 31, 2011
and July 31, 2010 and from Inception (May 18, 1999) to July 31, 2011.	5

Condensed Notes to Interim Consolidated Financial Statements	6-22

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
July 31, 2011 and October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)
	July 31, 2011 (unaudited) $	October 31, 2010 (audited) $
ASSETS
Current
Cash	1,077	5,569
Deferred financing costs	-	1,711
Advances to related parties (note 12)	9,000	15,000

Total Current Assets	10,077	22,280
Plant and Equipment, net (note 4)	59,064	76,197
Mining claims (note 8)	800	900

Total Assets	69,941	99,377

LIABILITIES
Current
Accounts payable	836,944	706,949
Accrued liabilities	34,092	50,867
Due to related parties (note 10)	2,011,703	1,508,726
Derivative financial instrument (note 14)	625	625
Advances from non-related parties (note 13)	642,343	602,571
Convertible notes (note 14)	284,440	232,616

Total Liabilities	3,810,147	3,102,354

Going Concern (note 2)
Commitments and Contingencies (note 9)
Related Party Transactions (note 10) Subsequent Events (note 16)
STOCKHOLDERS' DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2010 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 49,861,600 issued and outstanding (October 31,2010 - 49,861,600)	4,986	4,986
Additional Paid-in Capital	15,150,907	15,150,907
Deferred stock compensation (note 11)	(9,083)	(20,333)
Accumulated Other Comprehensive Income	2,825	2,825
Deficit Accumulated During the Exploration Stage	(18,944,907)	(18,196,428)

Total Pacific Copper Stockholders' Deficiency	(3,795,272)	(3,058,043)
Non-controlling Interest	55,066	55,066

Total Stockholders' Deficiency	(3,740,206)	(3,002,977)

Total Liabilities and Stockholders' Deficiency	69,941	99,377

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the nine months and three months ended July 31, 2011 and July 31, 2010 and the
Period from Inception (May 18, 1999) to July 31, 2011
 (Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

	Cumulative since inception $	For the nine months ended July 31, 2011 $	For the nine months ended July 31, 2010 $	For the three months ended July 31, 2011 $	For the three months ended July 31, 2010 $

Operating Expenses

General and administration	6,252,194	230,592	336,023	97,359	63,773
Project expenses	5,990,172	389,866	341,242	121,720	114,568
Mineral claims acquisition
cost expense (note 8)	6,273,571	-	-	-	-
Amortization	139,037	17,133	24,523	5,711	8,174

Total Operating Expenses	18,654,974	637,591	701,788	224,790	186,515

Loss from Operations	(18,654,974)	(637,591)	(701,788)	(224,790)	(186,515)

Other income-interest	54,508	-	-	-	-
Other expense-Interest	(406,249)	(110,888)	(123,309)	(38,997)	(39,396)
Other income (expense)-Derivative
Financial Instrument	61,250	-	-	-	-

Loss before Income Taxes	(18,945,465)	(748,479)	(825,097)	(263,787)	(225,911)

Provision for income taxes	-	-	-	-	-

Net Loss	(18,945,465)	(748,479)	(825,097)	(263,787)	(225,911)

Net Loss attributable to
Non-controlling interests	558	-	63	-	-

Net loss attributable to Pacific
Copper Corp. Stockholders	(18,944,907)	(748,479)	(825,034)	(263,787)	(225,911)

Loss per share-Basic and Diluted		(0.02)	(0.02)	(0.01)	(0.00)

Weighted Average Common Shares
Outstanding		49,861,600	49,752,809	49,861,600	49,861,600

`

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.

(AN EXPLORATION STAGE MINING COMPANY)

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) from inception (May 18, 1999) to July 31, 2011

(Amounts expressed in US Dollars)
	Common Stock		Additional Paid-in Capital $	Deferred Stock Compensation $	Stock Subscription Receivable $	Deficit Accumulated during the Exploration Stage $	Accumulated Other Comprehen-sive Income (Loss) $	Total Pacific Copper Corp. Stockholders' Equity (Deficiency) $	Non- Controlling Interests $	Total Deficiency $	Comprehensive Income (loss) attributable to Pacific Copper Corp. Stockholders $

	Number of Shares	Amount $

Common stock issued on inception	1		1					1		1
Common stock issued for nil consideration	7,605,932	761	(761)			-		-		-
Cancelled shares	(1)	-	(1)					(1)		(1)
Contributed Services			8,743					8,743		8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-			(8,743)		(8,743)		(8,743)	(8,743)

Balance, October 31, 2004	7,605,932	761	7,982	-		(8,743)		-		-	(8,743)

Contributed Services			1,178					1,178		1,178
Net Loss			-			(1,178)		(1,178)		(1,178)	(1,178)

Balance October 31, 2005	7,605,932	761	9,160	-		(9,921)		-		-	(1,178)

Common stock issued for cash	4,710,000	471	470,529			-		471,000		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500					500,000		500,000
Net Loss	-	-	-			(647,453)		(647,453)		(647,453)	(647,453)

Balance, October 31, 2006 (audited)	17,315,932	1,732	979,189	-		(657,374)		323,547		323,547	(647,453)

Common stock issued for cash	660,000	66	65,934					66,000		66,000
Common stock issued for cash	2,000,000	200	199,800					200,000		200,000
Common stock issued for cash	4,520,000	452	2,259,548					2,260,000		2,260,000
Stock subscription received			30,000					30,000		30,000
Stock Issuance cost			(72,800)					(72,800)		(72,800)
Common stock issued for stock subscriptions received	60,000	6	(6)					-		-
Common stock issued for cash	1,590,000	159	794,841					795,000		795,000
Common stock issued for services	3,000,000	300	1,499,700	(1,062,499))				437,501		437,501
Stock based compensation			294,574					294,574		294,574
Compensation expense on issue of warrants			21,093					21,093		21,093
Stock Issuance cost			(43,750)					(43,750)		(43,750)
Net Loss	-	-	-			(2,940,779)		(2,940,779)		(2,940,779)	(2,940,779)

Balance October 31, 2007 (audited)	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)		1,370,386		1,370,386	(2,940,779)

Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000	24,556	2,449,556
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225	30,750	3,074,975
Common stock issued for cash (net)	3,157,143	316	1,027,334		(175,000)			852,650		852,650
Common stock issued for cash (net)	743,572	75	246,805					246,880		246,880
Stock subscription received					175,000			175,000		175,000
Common stock issued for cash (net)	576,501	57	201,228					201,285		201,285
stock based compensation			679,971					679,971		679,971
Compensation expense on issue of warrants	-	-	235,982	-		-		235,982		235,982
Amortization of deferred stock compensation				916,666				916,666		916,666
Beneficial conversion feature of the convertible note financing transaction			5,625					5,625		5,625
Foreign currency translation							1,053	1,053	11	1,064	1,053
Net Loss for the year ended October 31, 2008	-	-	-	-		(10,579,162)		(10,579,162)	(356)	(10,579,518)	(10,579,162)

Balance October 31, 2008 (audited)	44,561,600	4,456	13,893,200	(145,833))	-	(14,177,315)	1,053	(424,439)	54,961	(369,478)	(10,578,109)

Stock based compensation			256,091					256,091		256,091
Compensation expense on issue of warrants			85,855					85,855		85,855
Amortization of deferred stock compensation				145,833				145,833		145,833
Beneficial conversion feature of convertible debt			55,950					55,950		55,950
Fair value of warrants issued			52,099					52,099		52,099
Common stock issued for acquisition of interests in mineral claims	5,000,000	500	749,500					750,000		750,000
Foreign currency translation							1,860	1,860	19	1,879	1,860
Net Loss for the year ended October 31, 2009						(2,993,591)		(2,993,591)	(146)	(2,993,737)	(2,993,591)

Balance October 31, 2009 (audited)	49,561,600	4,956	15,092,695	-		(17,170,906)	2,913	(2,070,342)	54,834	(2,015,508)	(2,991,731)

Common stock issued for services	300,000	30	29,970	(20,333))				9,667		9,667
Stock based compensation			28,242					28,242		28,242
Foreign currency translation							(88)	(88)	288	200	(88)
Net Loss for the year ended October 31, 2010						(1,025,522)		(1,025,522)	(56)	(1,025,578)	(1,025,578

Balance October 31, 2010 (audited)	49,861,600	4,986	15,150,907	(20,333))	-	(18,196,428)	2,825	(3,058,043)	55,066	(3,002,977)	(1,025,666)
Amortization of deferred stock compensation				11,250)				11,250		11,250
Foreign currency translation
Net Loss for the period ended July 31, 2011						(748,479)		(748,479)		(748,479)	(748,479)

Balance July 31, 2011	49,861,600	4,986	15,150,907	(9,083))	-	(18,944,907)	2,825	(3,795,272)	55,066	(3,740,206)	(748,479)

The accompanying notes are an integral part of these financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the nine months ended July 31, 2011 and July 31, 2010 and from inception (May 18, 1999) to July 31, 2011
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)
	Cumulative Since Inception	July 31, 2011	July 31, 2010
Cash Flows from Operating Activities
Net Loss	(18,944,907)	(748,479)	(825,097)
Adjustment for:
Amortization	139,037	17,133	24,523
Stock based compensation	1,258,878	-	27,763
Compensation expense on issue of warrants	342,930	-	-
Expenses credited (debited) to Additional Paid-in Capital	7,932	-	-
Shares issued for mineral claims	6,719,225	-	-
Amortization of deferred stock compensation	1,520,917	11,250	5,917
Fair value adjustment to compound derivative	(6,250)	-	-
Fair value adjustment to additional investment rights	(55,000)	-	-
Amortization of debt discount Impairment of mining claims	175,478 100	51,824 100	63,565 -
Changes in non-cash working capital
Prepaid expenses	-	-	5,782
Deferred financing costs	-	1,711	1,734
Accrued interest on advances from non- related parties	144,647	39,772	37,103
Advances to related parties	(9,000)	6,000	16,000
Accounts payable	836,944	129,995	312,549
Accrued liabilities	34,092	(16,775)	(36,522)
Due to related parties	2,011,703	502,977	338,815
Minority Interest	54,748	-	(66)

Net cash used in operating activities	(5,768,526)	(4,492)	(27,934)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	-	-
Acquisition of mineral claims	(900)	-	-

Net cash used in investing activities	(199,001)	-	-

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	-	-
Advances from non-related parties	498,809	-	28,264
Convertible notes	286,500	-	-

Net cash provided by financing activities	5,966,574	-	28,264

Effect of foreign currency exchange rate changes	2,030	-	(1,167)

Net increase (decrease) in Cash	1,077	(4,492)	(837)
Cash- beginning of period	-	5,569	9,349

Cash - end of period	1,077	1,077	8,512

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2011
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended October 31, 2010. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at July 31, 2011 and October 31, 2010, the results of its operations for the three and nine month periods ended July 31, 2011 and April 30, 2010, and its cash flows for the nine month periods ended July 31, 2011 and April 30, 2010. In addition, some of the Company's statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended July 31, 2011 are not necessarily indicative of results to be expected for the full year. The interim consolidated financial statements include the accounts of Pacific Copper Corp. (the "Company" or "Pacific Copper"), and its subsidiaries Pacific Copper Peru SRL, a limited liability partnership (99% owned by the Company) and Sociedad Pacific Copper Chile Limitada, a limited liability partnership (99% owned by the Company). All material inter-company accounts and transactions have been eliminated.

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

The Company is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $748,479 for the nine month period ended July 31, 2011. At July 31, 2011, the Company had an accumulated deficit during the exploration stage of $18,944,907. During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-"Convertible Note Financing Transaction"). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2011
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
July 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

  Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	July 31, 2011		October 31, 2010
	Cost $	Accumulated Depreciation $	Cost $	Accumulated Depreciation $
Office, furniture and fixtures	386	255	386	232
Computer equipment	6,529	4,730	6,529	4,207
Operating Equipment	191,185	134,051	191,185	117,464

	198,100	139,036	198,100	121,903

Net carrying amount	$ 59,064		$76,197
Amortization expense	$ 17,133		$ 32,697

5.     Issuance of Common Shares

Year ended October 31, 2010

In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months. The Company has expensed $11,250 during the nine month period ended July31, 2011 (see note 11).

Nine months ended July 31, 2011

The Company did not raise any capital during the nine month period ended July 31, 2011

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.     Stock Purchase Warrants

	Number of Warrants Granted	Exercise Prices
		$
Outstanding at October 31, 2009 and average exercise price	5,661,604	0.43
Granted in 2010	-	-
Expired in year 2010	(2,296,604)	(0.50)
Outstanding at October 31, 2010 and average exercise price	3,365,000	0.39
Granted in 2011	-	-
Expired in 2011	(1,665,000)	(0.25)
Outstanding at July 31, 2011 and average exercise price	1,700,000	0.53

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

Year ended October 31, 2010

The Company did not issue any warrants during the year ended October 31, 2010

Nine months ended July 31, 2011

The Company did not issue any warrants during the nine month period ended July 31, 2011

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
July 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.      Stock Based Compensation-Cont'd

During the nine month period ended July 31, 2011, no stock options were granted.

During the nine month period ended July 31, 2011, the Company did not recognize any stock-based compensation costs.

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

As of July 31, 2011 there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine month period ended July 31, 2011 was $nil.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2011
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
July 31, 2011
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
July 31, 2011
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

On August 9, 2007 the Company and Andrew A. Brodkey executed an employment agreement pursuant to which the Company retained Mr. Brodkey as President and Chief Executive Officer.  The Employment Agreement had an initial two-year term that commenced on August 1, 2007 and continued through August 1, 2009.  Under the terms of the Employment Agreement, the term was automatically renewed on August 1, 2009, for another two years.  Mr. Brodkey's base salary is $132,000 per year.  Upon certain events of termination Mr. Brodkey would be entitled to a maximum of one year's salary as a severance payment.  Under the employment agreement, Mr. Brodkey is permitted to pursue other business opportunities. On August 5, 2011, Mr. Broadkey resigned as President and Chief Executive Officer (see note 16-subsequent events).

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
July 31, 2011
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
July 31, 2011
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

Nine month period ended July 31, 2011

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.
A)

A director of the Company provided consulting geological services to the Company and a total of $67,500 was expensed to a private Company with director in common. $271,500 was owed to this private company as of July 31, 2011.

B)

A director of the Company provided consulting services to the Company and a total of $67,500 was expensed to a private company with director in common. $508,021 was owed to this private company as of July 31, 2011 which also includes non-reimbursed expenses.

C)

The Company expensed $106,033 being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the President, CEO, Director and Chairman of the Board of Directors of the Company. As of July 31, 2011, $351,813 was owed which also included non-reimbursed expenses.

PACIFIC COPPER CORP.

(AN EXPLORATION STAGE MINING COMPANY)

Condensed Notes to Interim Consolidated Financial Statements

July 31, 2011

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

10. Related Party Transactions-Cont'd
D)

The Company incurred a total of $218,583 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $872,694 was owed at July 31, 2011 with such costs recorded as project costs.

E)	The Company owed $7,675 to the CFO as of July 31, 2011 for services rendered to the Company.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.     Deferred Stock Compensation

In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months. The Company has expensed $11,250 during the period ended July 31, 2011 leaving a balance of $9,083 included in stockholders' equity.

12.     Advances to a related party

Advances to a related party include a net receivable of $9,000, after providing a reserve for doubtful receivable for $54,129, advanced interest free against demand promissory notes to the Company related through common directors and management. The advance was used to cover common business expenses between the two Companies. The Company opted to create a reserve for $54,129 as a matter of prudence and caution due to the current unfavorable and challenging general economic conditions. The Company received $9,000 subsequent to the year end (see note 16-subsequent events)

13.     Advances from non-related parties

On June 20, 2008, the Company received an advance of $247,000 from a non-related party which bears interest at an annual rate of eight percent and is due and payable within ninety days from receipt thereof.  The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party.  The Company received additional advances totaling $18,500 from this party during the twelve month period ended October 31, 2009. The Company received additional advances totaling $12,264 during the quarter ended April 30, 2010. The total amount due including interest as of July 31, 2011 is $350,324

On November 28, 2008, the Company received an advance of $100,000 from another non related party which bears interest at an annual rate of 10% and is due within twelve months from receipt thereof. The Company received additional advances totaling $16,000 from this party during the three month period ended January 31, 2010. The total amount due as of July 31, 2011, including interest is $148,334.

On February 17, 2009, the Company issued a promissory note (the "War Eagle Note") to War Eagle Mining Company, Inc. a Canadian Corporation ("War Eagle").  War Eagle and the Company no longer share a common director.  Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company's South American oxide copper properties, as described in this report).  In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights.  The total amount due as of July 31, 2011, including interest is $143,685. The Company receive a letter from War Eagle dated October 21, 2010, demanding payment of the Note, and is currently in discussions with War Eagle to potentially resolve these issues. As of July 31, 2011 there have been no changes in the status of the note payable.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.     Convertible notes

Convertible notes consist of the following as of July 31, 2011:

Net carrying amount

a) $100,000 face value, 6% convertible note, due October 31, 2010	$100,000
b) $166,500 face value, 12% convertible note, due July 27, 2011	166,500
c) $20,000 face value, 12% convertible note, due October 26, 2011	17,940

284,440

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
July 31, 2011
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

The derivative liabilities as of July 31, 2011 and October 31, 2010 consisted of the following:
	July 31, 2011	October 31, 2010
Derivative financial instrument
Compound embedded derivative	625	625

Additional investment rights	-

	625	625

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

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $86,414 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $46,085 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $98,024.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $46,599 during the period ended July 31, 2011.

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
July 31, 2011
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

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $10,380 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $6,014 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $12,014.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $5,225 during the period ended July 31, 2011.

15.     Reclassifications

Certain amounts have been reclassified to conform to current period presentation. Specifically the Company has adopted ASC TOPIC 810-Non-Controlling Interests in Consolidated Financial Statements. The objective of this Statement is to improve the relevance, comparability and transparency of the financial information that the Company provides.

16.     Subsequent Events

Subsequent to the quarter, advances receivable from the related party for $9,000 was repaid.

On August 5, 2011, Andrew Brodkey resigned as President and Chief Executive Officer of the Company but will continue as a Director of the Company. Mr David Hackman was appointed as President and Chief Executive Officer on same day.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE NINE MONTH PERIOD ENDED JULY 31, 2011

Discussion of Operations & Financial Condition
Three and Nine month periods ended July 31, 2011

The Company is in the exploration stage and has not yet realized revenues from any operations. The Company has incurred a loss of $748,479 for the nine month period ended July 31, 2011. At July 31, 2011, the Company had an accumulated deficit during the exploration stage of $18,944,907. During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-"Convertible Note Financing Transaction"). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities. There is no assurance that we will be successful in obtaining such financing.

As of the date of the filing of this report, the Company has very little cash. As of the nine month period ended July 31, 2011, the Company's current liabilities were $3,810,147 while current assets were $10,077. Management has taken steps to reduce operating costs. These steps include deferral of salaries for senior management, deferral of payments to consultants and service providers, and reduction of all exploration activities.

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

SELECTED INFORMATION
	Three months ended July 31, 2011	Three months ended July 31, 2010

Revenues	$ Nil	$ Nil
Net Loss attributable to Pacific Corp.
stockholders	$263,787	$225,911
Loss per share-basic and diluted	$(0.01)	$(0.00)

	Nine months ended July 31, 2011	Nine months ended July 31, 2010

Revenues	$ Nil	$ Nil
Net Loss attributable to Pacific Corp.
Stockholders	$748,479	$825,034
Loss per share-basic and diluted	$(0.02)	$(0.02)

	As at July 31, 2011	As at October 31, 2010

Total Assets	$69,941	$99,377
Total Liabilities	$3,810,147	$3,102,354
Cash dividends declared per share	Nil	Nil

Total assets as of July 31, 2011 includes cash for $1,077, advances to related party for $9,000, capital assets for $59,064 and mining claims for $800. Total assets as of October 31, 2010 includes cash for $5,569, advances to related party for $15,000, deferred financing costs for $1,711, capital assets for $76,197 and mining claims for $900.

Revenues

No revenue was generated by the Company's operations during the three and nine month period ended July 31, 2011 and July 31, 2010.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the nine month period ended July 31, 2011 is general and administrative expense of $230,592, as compared with $336,023 for the nine month period ended July 31, 2010.  General and administrative expense represents approximately 32.9% of the total operating expense for the nine month period ended July 31, 2011. This expense for the nine month period ended July 31, 2011 includes professional, consulting, office and general and non cash compensation expense relating to the issue of options and warrants for $nil (prior period: $27,763) and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $11,250 (prior period $5,917).

(b) Project Expense

Included in operating expenses for the nine month period ended July 31, 2011 is project expenses of $389,866 as compared with $341,242 for the nine month period ended July 31, 2010.  Project expense represents approximately 61.1 % of the total operating expense for the nine month period ended July 31, 2011. This expense includes consulting, claims, equipment rentals, contract labor, field wages, drilling and other project related expenses incurred during the period primarily on the mineral claims in Chile.

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

Liquidity and Capital Resources

The following table summarizes the company's cash flows and cash in hand as of April 30, 2011 and April 30, 2010:

	July 31, 2011	July 31, 2010
Cash	$1,077	$8,512
Working capital (deficit)	$(3,800,070)	$(2,892,315)
Cash used in operating activities	$(4,492)	$(27,934)
Cash used in investing activities	$nil	$ nil
Cash provided by financing activities	$nil	$28,264

As at July 31, 2011, the Company had a working capital deficit of $3,800,070. During the nine-month period ended July 31, 2011, the Company did not spend any funds on investment activity.

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

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of July 31, 2011 and July 31, 2010.

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

On August 9, 2007 the Company and Andrew A. Brodkey executed an employment agreement pursuant to which the Company retained Mr. Brodkey as President and Chief Executive Officer.  The Employment Agreement had an initial two-year term that commenced on August 1, 2007 and continued through August 1, 2009.  Under the terms of the Employment Agreement, the term was automatically renewed on August 1, 2009, for another two years.  Mr. Brodkey's base salary is $132,000 per year.  Upon certain events of termination Mr. Brodkey would be entitled to a maximum of one year's salary as a severance payment.  Under the employment agreement, Mr. Brodkey is permitted to pursue other business opportunities. On August 5, 2011, Mr. Broadkey resigned as President and Chief Executive Officer (see note 16 to financial statements-subsequent events).

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

Subsequent Events

Subsequent to the quarter, advances receivable from the related party for $9,000 was repaid.

On August 5, 2011, Andrew Brodkey resigned as President and Chief Executive Officer of the Company but will continue as a Director of the Company. Mr David Hackman was appointed as President and Chief Executive Officer on same day.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of July 31, 2011, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:
1.	recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and
2.	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period ended July 31, 2011, there have been no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: September 14, 2011

/s/ David Hackman
David Hackman
Chief Executive Officer

/s/ Rakesh Malhotra
Rakesh Malhotra, C.A.
Chief Financial Office