Form 10-Q/A
period 2011-07-31
Pacific Copper Corp.
filed 2011-10-14
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of registrant’s common stock outstanding as of September 12, 2011 was   49,861,600.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Pacific Copper Corp.’s Quarterly Report on Form 10-Q for the period ended July 31, 2011, filed with the Securities and Exchange Commission on September 14, 2011, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Accordingly, we have checked “Yes” as to whether registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6:                            EXHIBITS

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1 (1)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* Filed herewith.
(1) Incorporated by reference from Form 10-Q as filed with the SEC on September 14, 2011.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 13, 2011

	By:	/s/ David Hackman
David Hackman
Chief Executive Officer

	By:	/s/ Rakesh Malhotra
Rakesh Malhotra, C.A.
Chief Financial Officer