Form 10-K
period 2011-10-31
Pacific Copper Corp.
filed 2012-02-14
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  000-52495

PACIFIC COPPER CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-0504006
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3040 N. Campbell Avenue, Suite 110 Tucson, Arizona	85719
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (520) 989-0221

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐Yes         ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

☐Yes         ☒No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes         ☒No

- i -

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non–accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

☐ Yes         ☒No

The aggregate market value of the registrant’s common stock held by non–affiliates of the registrant as of April 30, 2011, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.028 per share) on that date, was approximately $455,145.

The registrant had 49,861,600 shares of common stock outstanding as of February 6, 2012.

- ii -

PACIFIC COPPER CORP.
Form 10–K

- iii -

FORWARD–LOOKING STATEMENTS

The information in this annual report contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward–looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations.  Such forward–looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors.  Forward–looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.  Any statements contained herein that are not statements of historical facts may be deemed to be forward–looking statements.  In some cases, you can identify forward–looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.

Forward–looking statements in this annual report include, but are not limited to, statements with respect to the following:

•	our future financial or operating performances and our projects;

•	the estimation of mineral reserves and mineralized material;

•	the estimation of future copper production

•	the timing of exploration, development and production activities and estimated future production, if any;

•	estimates related to costs of production, capital, operating and exploration expenditures;

•	requirements for additional capital;

•	government regulation of mining operations, environmental risks, reclamation and rehabilitation expenses;

•	title disputes or claims;

•	limitations of insurance coverage; and

•	the future price of copper or other metals.

These forward–looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  If one or more of these risks or uncertainties materialize, or our underlying assumptions prove incorrect, our actual results may vary materially from those expressed or implied by our forward–looking statements anticipated, believed, estimated or expected.

We caution readers not to place undue reliance on any such forward–looking statements, which speak only to a state of affairs as of the date made.  We disclaim any obligation subsequently to revise any forward–looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  We qualify all the forward–looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM 1.	BUSINESS

Overview

We are an exploration stage mining company.  Our objective is to explore and, if warranted, develop our mineral claims located in Chile and Peru, as more fully described herein.

Incorporation and Principal Business Offices

We were formed under the laws of the State of Delaware on May 18, 1999.  Our principal business offices are located at 3040 N. Campbell Ave., Suite 110, Tucson, AZ, 85719. Our telephone number is (520) 989-0021 and our fax number is (520) 623-3326.

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

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”.  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein.  We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 1A.	RISK FACTORS - continued

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below.  We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.  In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

ITEM 1A.	RISK FACTORS - continued

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

On February 17, 2009, we issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian corporation (“War Eagle”).  The War Eagle Note has a face amount of $155,000.  All amounts advanced under the War Eagle Note are due and payable on June 30, 2009 with interest at 15% per annum.  By its terms, the War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of our Company associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (our Company’s South American oxide copper properties, as described herein).  We have declared a breach by War Eagle under the War Eagle Note for failure by War Eagle to fully fund advances under the War Eagle Note, and have denied the security interest.  While we believe we have a strong legal position with respect to the dispute with War Eagle, it is possible that since our Company has not repaid the War Eagle Note on June 30, 2009 (the maturity date), it could lose its interest in the properties securing the War Eagle Note. (See Note 14 to the financial statements).

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

None of our Company’s officers or directors works for our Company on a full-time basis.  Some of our directors are officers or directors of other companies in similar exploration businesses.  Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to our Company as against their other business projects, which may be competitive.  Also, we have no key man life insurance policy on any of our senior management or directors.  The loss of one or more of these officers or directors could adversely affect the ability of our Company to carry on business.

ITEM 1A.	RISK FACTORS - continued

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

We are currently pursuing investments and exploration projects in Chile and Peru. These investments and projects, as well as any other investments or projects made or undertaken in the future in other developing nations, are subject to the risks normally associated with conducting business in such countries, including labor disputes and uncertain political and economic environments, as well as risks of disturbances or other risks which may limit or disrupt the projects, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation laws or policies, foreign taxation, limitations on ownership and on repatriation of earnings, and foreign exchange controls and currency fluctuations.  Foreign investments may also be adversely affected by changes in United States laws and regulations relating to foreign trade, investment and taxation.  If our Company’s operations in a particular foreign country were halted, delayed or interfered with, our Company’s business could be adversely affected.

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

ITEM 1A.	RISK FACTORS - continued

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $19,213,884 from inception to October 31, 2011. As of October 31, 2011, we had an accumulated deficit of $19,213,884 and incurred losses of $1,017,406 during fiscal year ended October 31, 2011. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations;

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

ITEM 1A.	RISK FACTORS - continued

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

Going Concern Qualification

We have included a “going concern” qualification in the Consolidated Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate mineral resources, and ultimately develop proven and probable reserves, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the “going concern” qualification in our auditor’s report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

Our Business is Affected by Changes in Commodity Prices.

Our ability to develop our mineral properties and the future profitability of our Company is directly related to the market price of certain minerals, including but not limited to copper. Our Company is negatively affected by the decline in commodity prices.

Risks Related to our Common Stock

Our Common Stock is a Penny Stock.

Our Common Stock is classified as a penny Stock, which is traded on the OTC Bulletin Board.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock.  In addition, the “penny stock” rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives.  The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock.  In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of our Company’s Common Stock.

ITEM 1A.	RISK FACTORS - continued

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

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	PROPERTIES

A glossary of Technical Terms appears at page 34.

Property Locations and Descriptions

Pacific Copper through its subsidiaries holds mineral concessions in Chile, and has transactions pending to obtain mineral titles in Peru.  Pacific Copper’s subsidiary, Sociedad Pacific Copper Chile Limitada (a Chilean limited liability partnership,), holds or controls mining concessions in the Corral/Mofralla, Venapai, Carrizal, and Carrera Pinto mining districts of Chile and certain other areas in Atacama Region III of Chile (the “Chile Claims”).  Our Company also has a subsidiary, Pacific Copper Peru SRL (a Peruvian limited liability partnership) that, pending the closing of certain transactions, will hold claims in the Arequipa department of Peru (the “Peru Claims”).  There is no assurance that commercially viable mineralized material, let alone proven or probable reserves, exist on any of our mineral concessions and further exploration will be required before a final evaluation as to economic feasibility is determined.  We consider the El Corral/La Mofralla and the Venapai properties in Chile to be material.  We do not consider any of our other properties to be material at this time; however our Company’s assessment may change if further exploration is undertaken on these properties.

Please note that the Glossary at the end of this Section contains definitions for certain geological and other specialized terms used in this section.  Where appropriate, these definitions have been incorporated in the text of this section.

ITEM 2.	PROPERTIES - continued

PAFICIC COPPER IN SOUTH AMERICA

Sociedad Pacific Copper Chile Limitada

On January 8, 2008, Pacific Copper acquired 99% of the interests of Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a share exchange agreement entered into as of April 11, 2007, as amended (the “Chile Agreement”) between our Company and the former partners of Pacific LTDA.  In order to facilitate the formation of Pacific LTDA, upon execution of the Chile Agreement, our Company paid $25,000 to cover expenses relating to formation of Pacific LTDA and the consummation of the Chile Agreement.  On August 9, 2007, Harold Gardner (then a partner of Pacific LTDA) was appointed to our Company’s Board of Directors, in contemplation of the closing of the Chile Agreement. On November 26, 2007, the Board of Directors of our Company approved the appointment for Mr. Gardner, Eduardo Esteffan, Andrew Brodkey, George Orr and Elden Schorn to serve as directors of Pacific LTDA. Mr. Orr and Mr. Schorn ceased to be directors of Pacific LTDA at the time of their resignation from the Board of Directors of Pacific Copper, which occurred on January 15, 2010 and October 30, 2009, respectively.

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

Through closing of the Chile Agreement, Pacific LTDA holds title to or controls certain mineral concessions prospective for sulfide copper potential located in the Carrizal, and Carrera Pinto mining districts in Chile (the “Chile Claims”).  The Consideration Shares were exempt from registration under the Securities Act of 1933, as amended, were restricted upon issuance, and were issued in escrow subject to a “Closing Agreement” between our Company, Pacific LTDA, and the former partners of Pacific LTDA.  The conditions under the Closing Agreement have been satisfied or waived, and the Chile Consideration shares have been issued to the former partners of Pacific LTDA.

Subsequent to the formation of Pacific LTDA and the acquisition of the sulfide copper projects described herein, our Company through Pacific LTDA acquired interests in several oxide or leachable copper projects, described in more detail below.

ITEM 2.	PROPERTIES - continued

Mineral Title in Chile

Chile’s current mining policy is based on legal provisions founded in Spanish law with modifications via a series of prior Mining Codes leading to the revised Mining Code of 1982. These were established to stimulate the development of mining and to guarantee the property rights of both local and foreign investors. According to the law, the state owns all mineral resources, but exploration and exploitation of these resources by private parties is permitted through mining concessions, which are granted, to any claimant to mineral rights who follows the required procedures. An exploration claim can be placed on any area, whereas the survey to establish a permanent exploitation claim (“mensura”) can only be effected on “free” areas which have no valid claims in place or in process of constitution.

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

Pedimento: A pedimento is an initial exploration claim whose position is well defined by UTM coordinates which define north-south and east-west boundaries. The minimum size of a pedimento is 100 hectares and the maximum is 5,000 hectares with a maximum length-to-width ratio of 5:1. The duration of validity is for a maximum period of 2 years from the date of constitution, however at the end of this period it may a) be reduced in size by at least 50% and renewed for an additional 2 years or b) entered in the process to establish a permanent claim by converting to a “manifestation”. New pedimentos are allowed to overlap with pre-existing ones; however the pedimento with the earliest filing date always takes precedence, providing the claim holder continues the process of constitution in accordance with the Mining Code and the applicable regulations. Pedimentos are maintained by yearly payments of roughly U.S. $3.00 per hectare.

Manifestacion: Before a pedimento expires, or at any stage during its two year life, it may be converted to a manifestacion which lasts for 220 days.

Mensura: Prior to the expiration of a manifestacion, the owner of a manifestacion must request a survey (“mensura”). After acceptance of the “Survey Request” (solicitud de Mensura), the owner has approximately 12 months to have the claim surveyed by a government licensed surveyor. The surrounding claim owners may witness the survey, which is subsequently described in a legal format and presented to the National Mining Service (SERNAGEOMIN) for technical review which includes field inspection and verification. Following the technical approval by SERNAGEOMIN, the file returns to the judge of the appropriate jurisdiction who must dictate the constitution of the claim as a “mensura” (equivalent of a patented claim in the United States). Once constituted, an abstract describing the claim is published in Chile’s official mining bulletin (published weekly) and 30 days later the claim can be inscribed in the appropriate Mining Registry (Conservador de Minas).

Once constituted, a “mensura” is a permanent property right, with no expiration date. So long as the annual fees (patentes) are paid in a timely manner, (from March to May of each year) clear title and ownership of the mineral rights is assured in perpetuity. Currently, the patentes are the equivalent of US$7.33 per hectare per year. Failure to pay the annual patentes for an extended period can result in the claim being listed for “remate” (Auction Sale), wherein a third party may acquire a claim for the payment of back taxes owed (plus a penalty payment). In such a case, the claim is included in a list published 30 days prior to the Auction and the owner has the possibility of paying the back taxes plus penalty and thus removing the claim from the Auction List.

ITEM 2.	PROPERTIES - continued

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

In addition, due to lack of working capital during our fiscal year ended October 31, 2011, Pacific LTDA was forced to allow certain mineral concessions to lapse as Pacific LTDA was unable to pay the annual payments for the pedimento or mensuras concessions or to convert the pedimento concessions to mensuras concessions.  As a result, Pacific LTDA lost the rights to: (i) the La Guanaca project; (ii) 10 mineral concessions in the El Corral/La Mofralla project; (iii) all the mineral concessions in the Venapai Project; and (iv) 11 mineral concessions in the Carrera Pinto project.  Furthermore, due to restrictions in Pacific LTDA’s bylaws, it was not able to re-stake such lost mineral concessions unless Pacific LTDA had an approved work program and budget.  However, Sociedad Gareste Limitada (“Gareste”), a related party through Harold Gardner who is a director of both our Company and Gareste, was able to overstake the 10 mineral concessions in the El Corral/La Mofralla project that were lost, 4 of the mineral concessions in the Venapai project that were lost and 7 of the 11 mineral concessions in the Carrera Pinto project that were lost.  According to a letter agreement (the “Letter Agreement”) between Gareste and our Company dated February 3, 2012, Gareste confirmed that it was holding such overstaked mineral concession in trust and for the benefit of us and we confirmed our indebtedness in the amount of $35,000 owing to Gareste for overstaking and preserving such mineral concessions.  In addition, according to the Letter Agreement, all of the overstaked mineral concessions held in trust by Gareste will be transferred to us once such mineral concessions are constituted by the National Mining and Geological Service of Chile and we will reimburse Gareste for the expenses related to such transfers.  In addition, we agreed to grant to Gareste a 2% net smelter return (“NSR”) royalty on production from such mineral concessions capped at an amount of US$6 million on a per property basis with the right to purchase one-half of the NSR royalty (an undivided 1%) for a price of US$2 million on a per property basis.  A copy of such Letter Agreement is attached hereto as Exhibit 10.28.

ITEM 2.	PROPERTIES - continued

ITEM 2.	PROPERTIES - continued

Chilean Oxide/Leachable Copper Projects

Pacific LTDA owns legally or beneficially or controls a portfolio of rights in two separate properties with oxide or leachable copper potential, including the El Corral/La Mofralla and Venapai/Venado projects, all located in Chile’s Atacama Region III. The rights in these two projects cover a cumulative area of 4,900 hectares. Each of these properties are accessible by passenger car and are adjacent to serviceable roads.  The acquisition and other history relevant to each of these projects is described in more detail below.

The following maps depict the locations of and access to each of the properties in Chile Atacama Region III in which Pacific LTDA owns or has rights in mineral concessions.

ITEM 2.	PROPERTIES - continued

El Corral/La Mofralla and Venado Chile  Oxide/Leachable Copper Properties

General

As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which our Company acquired a 100% interest in the following copper oxide or leachable copper properties located in Atacama Region III, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 4,900 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo; the “El Corral Property”, consisting of approximately 3,600 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 200 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously described. Under the Gareste Agreement our Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the “Gareste Oxide Shares”).  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000.  However, as previously described above, during our fiscal year ended October 31, 2011, Pacific LTDA was not able to maintain certain mineral concessions on such properties and Pacific LTDA lost the rights to 10 mineral concessions on the El Corral/La Mofralla Property consisting of approximately 2,900 hectares and to all 17 mineral concessions on the Venado Property consisting of approximately 4,900 hectares.  Gareste was able to overstake all of the 10 mineral concessions that were lost on the El Corral/La Mofralla Property consisting of approximately 2,900 hectares and 4 of the mineral concessions that were lost on the Venado Property consisting of approximately 1,100 hectares.  Pursuant to the Letter Agreement between Gareste and our Company as discussed above, these mineral concessions are being held in trust by Gareste for our Company.  In addition, pursuant to the Letter Agreement, Gareste will receive a 2% net smelter return royalty on the overstaked mineral concessions capped at $6,000,000 per property upon the legal transfer of such mineral concessions to our Company, 50% of which can be repurchased by Pacific Copper for $2,000,000 per property.

El Corral/La Mofralla Property

Location and Access

The El Corral/La Mofralla Project is located about 63 kilometers south of the industrial city of Copiapo, which is approximately 450 kilometres north of the capital city of Santiago. El Corral/La Mofralla is accessible from both the north and the south by means of paved and graded dirt roads leading to the property from Copiapo. To reach the property from the north, highway C-35 leads south from Copiapo through the small communities of Tierra Amarilla and Pabellon about 60 km to provincial road C-423, which turns into C-431. Travel 22 km to highway C-439, and turn southwesterly onto the north end of the property. Access from the south is via Route 5, which leads south from Copiapo approximately 62km to the turnoff at highway C-435. Graded dirt road C-435 leads southeasterly for about 23 kilometers to highway C-451. Turn east on C-451 and travel 15 kilometers to the property. A network of roads in arroyos and washes, known locally as quebradas, provides access to much of the property.

The El Corral/La Mofralla property is depicted on the map below, and at this time is considered to be material by our Company.

ITEM 2.	PROPERTIES - continued

Titles and Nature of Concessions; Royalties

The El Corral/La Mofralla Project consists of 13 contiguous mineral concessions that cover 3,850 hectares, three of which are currently registered in the name of Pacific LTDA and 10 of which are held in trust for our Company by Gareste. As mentioned above, upon the transfer of the mineral concessions held in trust by Gareste to our Company, we have agreed to grant to Gareste a 2% net smelter return royalty on production from the El Corral/La Mofralla concessions, which is now capped at $6,000,000, 50% of which can be repurchased by Pacific Copper for $2,000,000.

Pertinent data relating to the nature of the mineral concessions comprising El Corral/La Mofralla is contained in the following table:

ITEM 2.	PROPERTIES - continued

The concessions protect the concession owner as to all mineral rights, and a right of surface access upon agreement with the surface owner.  Pacific LTDA will solicit a surface rights agreement with the surface owner at the time of and in connection with a feasibility study, if warranted. Since the concessions at El Corral/La Mofralla are pedimentos, or exploration claims, they are of two years in duration and require a yearly maintenance payment which is currently nearly the equivalent of US$3.00 per hectare per year. Pacific LTDA is legally responsible for the payment of the yearly fees to maintain the pedimentos registered in its name.

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

Minerals found at the El Corral segment of the property consist of chalcocite, bornite, covellite, and the associated copper oxides malachite, azurite, chrysocolla, tenorite, neoticite, and atacamite. Chalcocite occurs as thin selvages and distinct blebs of chalcocite that are drawn out along bedding planes. Chalcocite thicknesses vary from razor-thin selvages to discontinous “beds” up to 5cm thick along indistinct bedding planes in outcrops where textural variations are visible. Many of the reliable exposures have been disrupted by landslide blocks and rapid thickness variations and dip changes are common. It is overlain by dark brown shale containing chalcocite-bearing pebbles derived from the unit below. Except for disruptions in continuity from alluvium or landslide material, the unit can be traced over a strike length of 600 m, and the thickness of both the tuffaceous volcaniclastic shale and the dark brown shale pinches and swells from a few cm to as much as 3 m.

ITEM 2.	PROPERTIES - continued

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

Prior Work at El Corral/La Mofralla

Little information is available regarding the early prospecting or artisanal production from El Corral/La Mofralla. Early miners developed a small open pit at La Mofralla, and exposed a 50 meter wide zone of copper oxide mineralization in a low-angle fault zone. At El Corral, widespread copper mineralization in bedded sedimentary rocks and bedded tuffaceous units was the locus of artisanal prospecting, but no production is apparent. Any high-grade, hand-selected copper mineralization that could have been shipped to ENAMI is not recorded.

The first modern evaluation known to our Company occurred in 1998. Tucson, Arizona consultant Joe Wilkins evaluated the El Corral/La Mofralla properties for S&S Mining Company. Wilkin’s work was preceded by three geologists sent to the property by S&S Mining Company to confirm reported copper occurrences prior to Wilkins visit. He conducted limited sampling and reconnaissance level geologic mapping, and concluded that the property has good potential for development of oxide copper reserves, particularly at La Mofralla. Three samples taken by Wilkins at La Mofralla averaged 1.24% Cu and 14 g/t Ag. Wilkins recommended detailed mapping and sampling, trenching, and core drilling.

In 1999, Santiago, Chile consultant Enrique Marino examined the El Corral/La Mofralla property. He also concluded that conditions were conducive for the identification of potentially economic copper-silver mineralization. His recommendations included acquisition of air-photo coverage and geologic mapping at a scale of 1:10,000 with an emphasis on mineralized zones. Based on reconnaissance-level mapping and sampling he recommended trenching, additional sampling, and geochemical studies to determine ore mineralogy and metallurgical response prior to additional work.

Mr. John Hiner, L.P. Geo. and the independent Qualified Person under Canadian National Instrument NI 43-101 engaged by our Company, examined the property over a one day period in May 2008. Known workings were visited, and Mr. Hiner took three samples of copper mineralization: one at La Mofralla, and two at El Corral. The samples were collected in 10 mil plastic bags, noted by sample tag and felt marker, sealed with plastic zip ties. At La Mofralla, the sample was representative of the copper oxide mineralization found across the south face of the pit developed by artisanal miners. About 20 m of the zone exposed in the pit was not sampled due to dangerous pit conditions. At El Corral, both samples were taken of stratiform mineralization found within the volcaniclastic sedimentary section. The first sample was taken as a check of previous sampling conducted by consultant Marino, and the second sample was taken from small dumps from prospect pits and shafts developed by artisanal miners on bedded mineralization. Hiner’s samples were taken only to confirm the existence of copper mineralization, not to establish grade or tenor.

The samples were sealed at the sample site and remained in the possession of Mr. Hiner. The samples were stored in his hotel room until transported by pickup truck to the ALS Chemex Laboratory in La Serena, where the samples were personally delivered to lab personnel for analysis. ALS Chemex is a certified assay laboratory under ISO 9001-2000.

ITEM 2.	PROPERTIES - continued

ALS Chemex at La Serena prepared the samples as follows

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

Exploration Status, Costs and Budget

El Corral/La Mofralla has no known reserves reportable under US securities laws, and the programs carried out on the property to date have been simply exploratory in nature. However, On April 9, 2009, our Company SEDAR-filed a National Instrument 43-101 technical report, compliant under Canadian law, authored by John Hiner, for this property.  Costs incurred by our Company in connection with this report, and all other activities related to the property, including allocations, total approximately US$58,000. At the current time, there are no immediate plans for any additional exploration at El Corral/La Mofralla.

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

The Venado/Venapai property is depicted on the map below, and at this time is considered to be material by our Company.

ITEM 2.	PROPERTIES - continued

Titles and Nature of Concessions; Royalties

The Venapai property consists of seventeen mineral concessions that cover a total of 4,900 hectares, referred to in Chile as pedimentos, which were previously registered to Pacific LTDA.  During our fiscal year ended October 31, 2011, Pacific LTDA lost the rights to the mineral concessions in the Venapai property, however, Gareste was able to overstake 4 of the 17 mineral concessions that cover a total of 1,100 hectares and is holding these 4 mineral concessions in trust for our Company.  As mentioned above, upon the transfer of the mineral concessions held in trust by Gareste to our Company, we have agreed to grant to Gareste a 2% net smelter return royalty on production from the Venapai concessions, which is now capped at $6,000,000, 50% of which can be repurchased by Pacific Copper for $2,000,000.

Pertinent data relating to the nature of the mineral concessions comprising Venapai is contained in the following table:

ITEM 2.	PROPERTIES - continued

The concessions protect the concession owner as to all mineral rights, and a right of surface access upon agreement with the surface owner.  Pacific LTDA will solicit a surface rights agreement with the surface owner at the time of and in connection with a feasibility study, if warranted. Since the concessions at Venapai are pedimentos, or exploration claims, they are of two years in duration and require a yearly maintenance payment which is currently nearly the equivalent of US$3.00 per hectare per year. The registered owner is legally responsible for the payment of the yearly fees to maintain the pedimentos.

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

ITEM 2.	PROPERTIES - continued

Based on the results of the rock-chip sampling a 1,500 meter 8-hole drill program was planned and initiated by Pacific LTDA in mid-November, 2008. As of the end of February 2009 eight core holes were completed, a total of 1,550 meters. Drill core was submitted to Viga Laboratories in Copiapo for analysis. However, due to a lack of funding, the analysis has not been completed and the program remains in suspense at this time.

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

ITEM 2.	PROPERTIES - continued

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

The Carrera Pinto concessions owned by our Company and those that are held in trust for our Company by Gareste are comprised of the Cobrizo, Puquois and Turkeza properties, and are depicted on the map below.

ITEM 2.	PROPERTIES - continued

Titles and Nature of Concessions; Royalties

The Carrera Pinto project (which includes the Puquios claims) consists of nineteen mineral concessions that cover a total of 5,200 hectares, of which eight mineral concessions are currently registered to Pacific LTDA consisting of 2,100 hectares.  During our fiscal year ended October 31, 2011, Pacific LTDA lost the rights to the other eleven mineral concessions in the Carrera Pinto project, however, Gareste was able to overstake seven of the eleven mineral concessions that cover a total of 2,000 hectares and is holding these seven mineral concessions in trust for our Company.  As mentioned above, upon the transfer of the mineral concessions held in trust by Gareste to our Company, we have agreed to grant to Gareste a 2% net smelter return royalty on production from the Carrera Pinto concessions, which is capped at $6,000,000, 50% of which can be repurchased by Pacific Copper for $2,000,000.

Pertinent data relating to the nature of the mineral concessions comprising Carrera Pinto is contained in the following tables:

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

ITEM 2.	PROPERTIES - continued

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

Titles and Nature of Concessions; Royalties

The Carrizal claims currently consist of two mineral concessions which are registered to Pacific LTDA. These concessions cover an area totaling 500 hectares. There are no net smelter return or other royalties payable on production from these concessions.

Pertinent data relating to the nature of the mineral concessions comprising Carrizal is contained in the following table:

ITEM 2.	PROPERTIES - continued

Our Company at this time has no plans for any exploration at the Carrizal property, and does not consider it to be material to our Company.

Pacific Copper Peru SRL

On December 17, 2007, our Company completed the acquisition of Pacific Copper Peru SRL, a limited partnership organized under the laws of Peru (“Peru SRL”) pursuant to a Share Exchange Agreement among our Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”).  On August 9, 2007, Dr. David Hackman, a former partner of Peru SRL, was appointed to our Company’s Board of Directors in anticipation of the closing of the Peru Agreement.  On December 12, 2007, our Company’s Directors passed a resolution appointing Harold Gardner, a member of our Company’s Board of Directors, Manager of Peru SRL.

Pursuant to the Peru Agreement, our Company issued 4,850,000 shares of our Company’s common stock (the “Consideration Shares”), subject to an escrow agreement, to the former partners of Peru SRL as consideration for the acquisition of Peru SRL.  Dr. Hackman was among the former partners of Peru SRL and received 2,425,000 Consideration Shares.  As a result of the closing, Peru SRL became a subsidiary of our Company.  Mr. Brodkey holds a 1% interest in Peru SRL for the benefit of our Company.  Mr. Brodkey holds this 1% interest in order to comply with the requirement under Peruvian law that limited partnerships in Peru have at least two partners.

As of the date of this report, Peru SRL has no material or other mineral assets, as the transactions contemplated or related to the Peru Agreement, which would transfer mineral titles to Peru SRL, have not been formally completed.  The Consideration Shares were issued in escrow subject to a Closing and Escrow Agreement dated December 14, 2007 among our Company, Peru SRL and the former partners of Peru SRL (the “Closing Agreement”).  Pursuant to the terms of the Closing Agreement, the former partners of Peru SRL must satisfy certain post-closing items, including the following items

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
(f)
The certificates evidencing the Peru SRL partnership interests acquired by our Company have been duly transferred and registered in Peru SRL’s records, such certificates legally representing the equity interests of Peru SRL.

ITEM 2.	PROPERTIES - continued

(g)	A legal opinion of counsel to Peru SRL, acceptable to Pacific Copper, covering the following points:
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

The mining concession application must include the payment receipts for the Effectiveness Fee corresponding to the first year, which is equivalent to US$ 3.00 per requested hectare, and the Payment Receipt for the Administrative Fee equivalent to 10% of the effective Tax Unit. Mining concession applications are received at the National Institute of Concessions and Mining Cadastre (Instituto Nacional de Concesiones y Catastro Minero-”INACC”) on a first-come-first-serve basis. Upon reception of the mining concession application, the front desk officers at INACC’s Office of Mining Concessions (Oficina de Concesiones Mineras-”OCM”) determine priority in the submission of applications. This priority is applicable even when the reading of the application or the review of the attached documents shows incompliance with any of the requirements set forth in the General Mining Act as regulated. Deficient mining concession applications may be amended within 10 business days of notification of the omission. Mining concession applications failing to attach receipt of payment for the effectiveness fee and/or the administrative fee; not including information on the UTM coordinates of the requested area; or lacking an opinion or having an unfavorable opinion regarding the mining concession application issued by the Provincial and District Municipality, shall be rejected by the Office of Mining Concessions of INAAC.

ITEM 2.	PROPERTIES - continued

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

All mining concession applications are published once in the “El Peruano” Official Gazette and in the newspaper in charge of the publication of court notices in the capital city of the province or region where the requested area is located. In the latter case, if no such newspaper exists, notices shall be posted for 7 business days in the INACC’s main office or decentralized offices, as appropriate. Notices shall be published within 30 business days upon notice notification. Within 60 calendar days upon publication, the interested party shall deliver the published pages evidencing the publication of the notices to INACC’s General Bureau of Mining Concessions. Within 30 business days upon receipt of the publication of notices, if no objection has been filed, INACC’s General Bureau of Mining Concessions issues the legal and technical opinion. Once the resolution granting the title to the mining concession is final and unappealable, it can be registered upon request of the interested party, in the Registry of Mining Rights of the National Superintendence of Public Registration (Superintendencia Nacional de Registros Publicos).

Peruvian Copper Projects

The interests to be obtained by Peru SRL consists of rights in three separate properties with copper potential, including the Don Javier, Tonalia and Tenospa projects, all located in the Arequipa department of southern Peru. The rights in these three projects cover a cumulative area of almost 2,600 hectares. Each of these properties are accessible by passenger car and are adjacent to serviceable roads.

The maps appearing immediately below depict (1) the geographical locations of the administrative regions in Peru, (2) the locations of each of the properties in Peru’s Arequipa Region in which Peru SRL, pending the closing of transactions and transfers of mineral titles, will own or have rights in mineral concessions, and (3) a small –scale map showing road access to each of these properties. Our Company does not consider any of these properties to be material to our Company.

ITEM 2.	PROPERTIES - continued

ITEM 2.	PROPERTIES - continued

ITEM 2.	PROPERTIES - continued

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

Tenospa Property

The Tenospa claims, comprised of one mineral concession totaling 1,000 hectares, are depicted on the maps above.

Pertinent data relating to the nature of the mineral concession comprising Tenospa is contained in the following table:

ITEM 2.	PROPERTIES - continued

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the OTC Bulletin Board under the symbol “PPFP” on July 27, 2007.  The following table sets forth, for the calendar periods indicated, the high and low bid quotations of our common stock on the OTC Bulletin Board.  The prices relating to the OTC markets reflect inter–dealer prices, without retail mark–up, markdown or commission and may not represent actual transactions.

	2011	2010
1st Quarter	$0.01 – 0.05	$0.05 – 0.10
2nd Quarter	0.02 – 0.042	0.033 – 0.10
3rd Quarter	0.0011 – 0.051	0.012 – 0.05
4th Quarter	0.0018– 0.0185	0.0122 – 0.05

Holders

The number of record holders of our common stock, $0.0001 par value, as of February 6, 2012 was 601.

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

Securities Authorized for Issuance under Equity Compensation Plans

On August 8, 2006, we adopted the 2006 Stock Option Plan (the “Plan”) under which our officers, directors, consultants, advisors and employees may receive stock options.  The aggregate number of shares of common stock originally authorized under the plan was 5,000,000.  Since adoption of the Plan an additional 900,000 shares were authorized for issuance pursuant to the Plan’s “evergreen share reserve increase” provision.  The purpose of the Plan is to assist us in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors, and employees of Pacific Copper who contribute to our success, and to achieve long-term objectives that will inure to the benefit of all shareholders through the additional incentive inherent in the ownership of our common stock.  Options granted under the plan will be either “incentive stock options”, intended to qualify as such under the provisions of section 422 of the Internal Revenue Code of 1986, as from time to time amended (the “Code”) or “unqualified stock options”.  For the purposes of the Plan, the term “subsidiary” shall mean “Subsidiary Corporation,” as such term is defined in section 424(f) of the Code, and “affiliate” shall have the meaning set forth in Rule 12b-2 of the Exchange Act. The Plan is administered by the Board of Directors.

On June 22, 2007, Pacific Copper filed a registration statement on Form S-8 with the SEC pursuant to which it registered 5,000,000 shares of common stock for issuance upon exercise of options granted pursuant to the Plan.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

The table set forth below presents information relating to our Plan as of October 31, 2011:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,530,000	$0.50	1,370,000

Equity compensation plans not approved by securities holders	N/A	N/A	N/A

Total	4,530,000	$0.50	1,370,000

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended October 31, 2011 and 2010 should be read in conjunction with our most recent audited consolidated financial statements for the years ended October 31, 2011 and 2010, which are included in this annual report, and the related notes to the financial statements.  This discussion contains forward–looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward–looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Our Plan of Operations

Pacific Copper has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As at October 31, 2011, we had accumulated net losses of $19,213,834 since our inception.  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon successful exploration results on our properties and our raising additional equity financing.

As described in greater detail below, our Company’s major endeavor over the twelve-month period ended October 31, 2011 has been its effort to raise additional capital to pursue further acquisitions and carry out exploration activities on its mineral claims.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations – Years Ended October 31, 2011 and 2010

The following table sets forth our consolidated loss from operations during the fiscal years ended October 31, 2011 and 2010.

	Cumulative since inception to October 31, 2011		Year Ended October 31, 2011		Year Ended October 31, 2010
Operating Expenses	$		$		$
General and administration		6,293,175		271,573		416,136
Project expenses		6,179,525		579,219		414,745
Mining claims acquisition cost expense		6,273,571		-		-
Amortization		144,748		22,844		32,697
Total Operating Expenses		18,991,019		873,636		863,578
Loss from Operations		(18,991,019)		(873,636)		(863,578)

Revenues

No revenue was generated by our Company’s operations during the twelve month period ended October 31, 2011 and October 31, 2010.

Net Loss

Our Company’s expenses are reflected in the Statements of Operation under the category of Expenses to meet the criteria of United States generally accepted accounting principles (“GAAP”).

Expenses

The significant components of expense that have contributed to the total operating expense are discussed as follows:

General and Administrative Expense

Included in operating expenses for the twelve-month period ended October 31, 2011 is general and administrative expense of $271,573, as compared with $416,136 for the twelve month period ended October 31, 2010.  General and administrative expense represents approximately 31.1% of the total operating expense for the twelve-month period ended October 31, 2011 and approximately 48.1% of the total operating expense for the twelve month period ended October 31, 2010.  The decrease in expenses in 2011 is mainly due to non-cash compensation expense relating to the issue of options and warrants for $Nil in 2011 (2010: $28,242); and wages and consulting expenses for $194,947 in 2011 (2010: $339,097).

Project Expense

Included in operating expenses for the year ended October 31, 2011 is project expenses of $579,219 as compared with $414,745 for the year ended October 31, 2010.  Project expense represents approximately 66.3% of the total operating expense for the twelve month period ended October 31, 2011 and approximately 48.0% of the total operating expense for the twelve month period ended October 31, 2010. This includes expenses related to mineral claim fees, equipment rentals, contract labor, field wages drilling, project consulting and other project related expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

The following table summarizes our Company’s cash flows and cash in hand for the twelve month period:

	October 31, 2011	October 31, 2010
Cash	$1,322	$5,569
Cash used in operating activities	$(4,247)	$(31,131)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$-	$28,264

As at October 31, 2011 our Company had working capital deficit of $4,059,536.

The total assets for the twelve-month period ended October 31, 2011, include cash and cash equivalents for $1,322, deferred financing costs of $Nil, advances to related party for $48,555, mining claims of $800, and plant and equipment of $53,353.  For the year ended October 31, 2010, total assets include cash and cash equivalents for $5,569, deferred financing costs of $1,711, advances to related party for $15,000, mining claims of $900, and plant and equipment of $76,197.  The current assets increased from $22,280 on October 31, 2010 to $49,877 on October 31, 2011.  The increase in current assets is primarily due to increase in the amounts due from related party by $33,555 which represents the reserve for doubtful amounts which was reversed during the current year.

Advances to a related party include a net receivable of $48,555, after providing a reserve for doubtful receivable for $Nil, advanced interest free against demand promissory notes to our Company related through common directors and management.  The advance was used to cover common business expenses between the two Companies. Our Company received $48,555 subsequent to the year end.  This receivable was created primarily due to funds being sent to an exploration contractor who was providing services to both companies.

Cash Flows Used in Operating Activities

Our net cash used in operating activities during 2011 was $4,247 compared to $31,131 for the same period during 2010.

Cash Flows Provided by Financing Activities

Our net cash provided by financing activities during 2011 was $nil compared to $28,264 for the same period in 2010.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

On January 24, 2008, the Company, through its subsidiary Pacific LTDA entered into an exclusive exploration, mining and exploitation agreement (the “Guanaca Lease”) for the La Guanaca oxide copper project located northeast of the town of Inca de Oro, Chanaral Province, Atacama Region 3, Chile. This property, which consists of approximately 300 hectares of exploration concessions, is road-accessible and was previously explored in the mid-1990’s through geophysical methods, sampling and drilling by Empresa Nacional de Mineria (“ENAMI”) a Chilean nationally-owned mining enterprise.  The Guanaca Lease is for a term of 5 years and is renewable automatically for additional 5-year periods.  The owners of the La Guanaca property will receive US$2,000 per month in cash during the term of the agreement. The Guanaca Lease was relinquished during calendar year 2012 as described in the Note immediately above.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Pacific Copper Corp. through its Chilean subsidiary Pacific LTDA , entered into a mineral property acquisition agreement (“MPAA”) with Gareste to purchase the San Enrique property located in Atacama RegionIII, Chile and comprising 100 hectares. Gareste is the private Chilean limited liability partnership in which one of the Company’s directors, Harold Gardner, is a 50% owner and co-managing partner. In consideration Pacific Copper was to issue 7 million shares of its capital stock and grant a 2% Net Smelter Return (NSR) royalty to Gareste, capped at US$6 million, one half (1/2) of which can be repurchased by Pacific Copper or its subsidiary at any time prior to commencement of any commercial production by making a payment of US$2 million to Gareste. On February 22, 2010, the Company, its subsidiary Pacific LTDAand Gareste amended (the “Amendment”) the MPAA.   Under the terms of the Amendment, Gareste agreed to include in the purchase additional mineral exploration concessions adjacent to San Enrique, comprising 160 hectares, and applications for another 2,000 hectares of adjacent concessions that overstake current concessions with senior rights in third-parties. The parties  also  extended the Closing Date of the MPAA to June 30, 2010 and  granted and extended to Gareste a specific right of rescission (“Rescission Right”) of the transaction, which after closing, and if exercised, would have  obligated the Company and Pacific LTDA to convey the mineral titles back to Gareste if the Company does not raise and add to its treasury the net sum of US$1.6 million dollars within six (6) months of the Effective Date of the Amendment, or if US$1 million is not expended by Pacific Copper Chile and the Company on the Property and related project overhead within eighteen (18) months of the Effective Date. The share portion of the consideration payable by the Company to the vendor, under the MPAA and the Amendment, amounting to 7 million shares of the Company, was to be placed in escrow pending the satisfaction of closing conditions and the further satisfaction of the conditions that would otherwise give rise to the Rescission Right. In the case that the Rescission Right is exercised, Gareste is obligated to release from escrow and return any share consideration received for this transaction back to the Company. The other terms of the MPAA were unchanged.

The parties failed to close the purchase of San Enrique under the terms of the amended MPAA by June 30, 2010, and the agreement has therefore lapsed and has expired.

Off–Balance Sheet Arrangements

We have no off–balance sheet arrangements.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements, our Company has incurred only property payments and exploration costs which have been expensed. To date our Company has not established any proven or probable reserves on its mineral properties.

Recent Accounting Pronouncements

On November 1, 2010, the Company adopted ASU 2010-06. ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. There was no material impact on the Company’s financial statements related to the adoption of this guidance.

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations which occur on or after November 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05 (including ASU 2011-12 update), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with a total of comprehensive income in that statement. If presented in the two-statement approach, the first statement which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity if required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The new guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of October 31, 2011 and 2010 and for the each of the two years in the period ended October 31, 2011, and the related notes to the financial statements, are filed as part of this annual report beginning on page F–1 below, and are incorporated by reference in this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Based on an evaluation as of the date of the end of the period covered by this Form 10-K, our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-l5(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The management of Pacific Copper Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

ITEM 9A.	CONTROLS AND PROCEDURES - continued

*	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

*
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

*
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Based on its assessment, management concluded that, as of October 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Auditor’s Attestation

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of Residence	Age	Current Office with Pacific Copper Corp.	Director Since
Andrew Brodkey Tucson, Arizona	55	Director	August 9, 2007
Harold Gardner Queens Creek, Arizona	55	Vice President, Business Development and Director	August 9, 2007
David Hackman Tucson, Arizona	70	President, Chief Executive Officer, Vice President, Exploration and Director	August 9, 2007
Jodi Henderson Tucson, Arizona	38	Secretary	N/A
Rakesh Malhotra Mississauga, Ontario, Canada	55	Chief Financial Officer	N/A

The following is a description of the business background of the directors, director nominees and executive officers of our Company:

Andrew Brodkey – Mr. Brodkey has been a director of our company since August 9, 2007.  Mr. Brodkey is a mining engineer and a lawyer. He graduated with distinction with a B.S. in Mining Engineering from the University of Arizona in 1979. Mr. Brodkey earned a law degree, cum laude, from Creighton University in 1982. He worked at the Denver, Colorado law firm of Gorsuch, Kirgis, Campbell, Walker and Grover as an associate specializing in natural resources and environmental law from 1982 until 1987. Subsequently, Mr. Brodkey joined Magma Copper Company, a NYSE-traded mining company in 1987, where he held various positions, eventually succeeding to the role of Vice President and General Counsel in 1992. Following Magma’s acquisition by BHP in 1996, he remained in a senior legal position with BHP Copper Inc., and in 2000 moved to the position of Vice President, Business Development for BHP Copper. Following his departure from BHP in 2002, Mr. Brodkey held the position of Managing Director of the International Mining & Metals Group of CB Richard Ellis, Inc (“CBRE”), where he was responsible for creating and building the mining property practice of CBRE.

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Dr. David Hackman – Dr. Hackman has been the Vice President Exploration and a Director or our company since August 9, 2007 and our President and CEO since August 15, 2011.  Dr. Hackman is a geologist and a registered profession engineer with over 35 years international experience specializing in the evaluation of leachable metal deposits. He has worked as a geologist for Mobil Oil Company and ALCOA. From 1990 to 1995, he was the president, of Liximin, Inc., a mineral exploration and mine development company based in Tucson, Arizona. From 1996 to 2000, he was an officer and director of Silver Eagle Resources Ltd. Currently; he is also an officer and director of War Eagle Mining Company, Inc., a mineral exploration and development company.

Rakesh Malhotra – Mr. Malhotra has been the Chief Financial Officer of our company since May 21, 2007.  Mr. Malhotra is a United States certified public accountant (CPA) and a Canadian chartered accountant (CA) with considerable finance and accounting experience.  Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India) and worked for a large accounting firm A.F Ferguson & Co. (Indian correspondent for KPMG) and obtained his CA designation in India.  Having practiced as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for 5 years with the highly successful International Bahwan Group of Companies in a senior finance position.  He worked as a Chartered Accountant with a mid-sized Chartered Accounting firm in Toronto doing audits of Public Companies and has since been a consultant to many public companies.  Mr. Malhotra has more than 20 years of experience in accounting and finance.

Jodi Henderson – Ms. Henderson has been the Corporate Secretary of our company July 2007.  Ms. Henderson is currently the Director of Operations for Kriyah Consultants, LLC an administration company that manages publicly held mining exploration companies.  Prior to her September 2007 appointment to Kriyah she managed the administration and marketing for the International Mining & Metals Group of CB Richard Ellis, Inc.  After she received her degree in Applied Mathematics from the Indiana State University she gained 10 years of board, administration and finance management experience which included a tenure as a Director for the Tucson Museum of Art from 2002 to 2005.

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  During the fiscal year ended October 31, 2011 these filings were made on a timely basis.

Committees of the Board of Directors

The Board of Directors has as of the date of this report, three members, of which no member is independent.  The Board of directors has not identified an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended October 31, 2011;

(b)
each of our Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended October 31, 2011; and

(c)
if applicable, up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended October 31, 2011;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

ITEM 11.	EXECUTIVE COMPENSATION - continued

Summary Compensation Table

Name and principal position	Year Ended October 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Andrew A. Brodkey	2011	NIL	NIL	NIL	NIL	NIL	NIL	130,108	130,108
Former CEO and Director(1)	2010	NIL	NIL	NIL	NIL	NIL	NIL	141,376	141,376

Harold Gardner	2011	NIL	NIL	NIL	NIL	NIL	NIL	90,000	90,000
VP, Business Development and Director	2010	NIL	NIL	NIL	NIL	NIL	NIL	90,000	90,000

David Hackman	2011	NIL	NIL	NIL	NIL	NIL	NIL	90,000	90,000
President, CEO, VP, Exploration and Director	2010	NIL	NIL	NIL	NIL	NIL	NIL	90,000	90,000
(1)	Mr. Brodkey resigned as President and Chief Executive Officer on August 15, 2011 but remains a director of our Company.
(2)	Mr. Hackman was appointed as President and Chief Executive Officer on August 15, 2011.

ITEM 11.	EXECUTIVE COMPENSATION - continued

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of October 31, 2011.
Outstanding Equity Awards At Fiscal Year-End
OPTION AWARDS					STOCK AWARDS
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Andrew Brodkey	1,700,000	-0-	$0.50	8/1/2012	-0-	-0-
Harold Gardner	250,000	-0-	$0.50	8/8/2012	-0-	-0-
David Hackman	250,000	-0-	$0.51	8/1/2012	-0-	-0-
Rakesh Malhotra	250,000	-0-	$0.50	5/14/2012	-0-	-0-
Jodi Henderson	100,000	-0-	$0.50	7/19/2012	-0-	-0-
Jodi Henderson	50,000	-0-	$0.50	3/1/2013	-0-	-0-

Compensation of Directors

We did not pay our directors any fees or other compensation for acting as directors during our fiscal year ended October 31, 2011.  Our directors are also officers of our Company, and any compensation paid to them is provided in the summary compensation table above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 6, 2012 regarding the beneficial ownership of our common stock by:

•	each person who is known by us to beneficially own more than 5% of our shares of common stock; and

•	each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 49,861,600 shares of common stock outstanding as of February 6, 2012.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following February 6, 2012, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

	As of February 6, 2012
Name and Address of Beneficial Owner(1)	Shares	Percent
Named Executive Officers and Directors(2)
Andrew Brodkey Director	3,900,000 (3)	7.3%
Harold Gardner Vice President, Business Development and Director	7,675,000 (4)	15.3%
David Hackman President, Chief Executive Officer, Vice President, Exploration and Director	2,675,000 (5)	5.3%
Jodi Henderson Secretary	150,000 (4)	0.3%
Rakesh Malhotra Chief Financial Officer	310,000 (7)	0.6%
Directors and Executive Officers as a Group (Five Persons)	14,710,000 (8)	26.9%

Notes

(1)
Under Rule 13d–3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on February 6, 2012.

(2)	The address of the executive officers and directors is c/o Pacific Copper Corp., 3040 N. Campbell Avenue, Tucson, Arizona, 85719.

(3)
Includes 1,700,000 shares of common stock that may be acquired pursuant to options and 2,200,000 shares of common stock that may be acquired pursuant to share purchase warrants exercisable within 60 days.

(4)
Includes 5,000,000 shares held by Gareste Limitada, 2,425,000 shares held directly by Mr. Gardner and 250,000 shares of common stock that may be acquired pursuant to share purchase warrants exercisable within 60 days.

(5)	Includes 2,425,000 shares held directly by Mr. Hackman and 250,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

(6)	Includes 150,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

(7)	Includes 60,000 shares held directly by Mr. Malhotra and 250,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

(8)
Includes 9,910,000 shares, 2,650,000 shares of common stock that may be acquired pursuant to options and 2,450,000 shares of common stock that may be acquired pursuant to share purchase warrants exercisable within 60 days.

The following table sets forth, as of February 6, 2012, certain information regarding beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

		Common Stock Beneficially Owned
Name and Address Of Beneficial Owner	Title of Class	Number of Shares	Percent of Class(1)

Gareste Limitada(2) Van Buren 208, Copiapo, Chile	Common Stock	5,000,000	10.0%

Pinetree Resource Partnership 130 King Street West, Suite 2500 Toronto, ON Canada, M5X 1A9	Common Stock	3,250,000	6.5%

Agosto Corporation Limited Catherine E. Christopher Building Wickhams Cay Road Town, Tortola BVI	Common Stock	6,345,163	12.7%

Notes

(1)
Applicable percentage of ownership is based on 49,861,600 shares of common stock outstanding as of February 6, 2012 together with securities exercisable or convertible into shares of common stock within 60 days of February 6, 2012, for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 6, 2012, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Year Ended October 31, 2011

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)
A director of the Company provided consulting geological services to the Company and a total of $90,000 was charged by a private Company with director in common. $294,000 was owed to this private company as of October 31, 2011.

B)
A director of the Company provided consulting services to the Company and a total of $90,000 was charged by a private company with director in common.  $568,206 was owed to this private company as of October 31, 2011 which also includes non-reimbursed expenses.

C)
The Company expensed $130,108 being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the  Ex-CEO and Director of the Company. As of October 31, 2011, $375,889 was owed which also included non-reimbursed expenses.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

D)
The Company incurred a total of $301,175 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $955,286 was owed at October 31, 2011 with such costs recorded as project costs.

E)	The Company owed $14,425 to the CFO as of October 31, 2011 for services rendered to the Company.

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

We appointed Schwartz Levitsky Feldman, LLP to serve as our independent auditors for the years ended October 31, 2011 and October 31, 2010.  We have not retained the services of any other independent auditors.  Schwartz Levitsky Feldman, LLP  performed the services listed below and was paid the fees listed below for the fiscal years ended October 31, 2011 and October 31, 2010:

Fee Category	2011 Fees	2010 Fees

Audit Fees	$28,500	$23,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$28,500	$23,000

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

Board of Directors Pre–Approval of Audit and Permissible Non–Audit Services of Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an independent registered public accounting firm is engaged by us to render any auditing or permitted non–audit related service, the engagement be:

•	approved by our Board of Directors; or

•
entered into pursuant to pre–approval policies and procedures established by the Board of Directors, provided the policies and procedures are detailed as to the particular service, the Board of Directors is informed of each service, and such policies and procedures do not include delegation of the Board of Directors’s responsibilities to management.

Our Board of Directors has assumed responsibility for the pre–approval of audit and permitted non–audit services to be performed by our Company’s independent auditor.  The Board of Directors will, on an annual basis, consider and, if appropriate, approve the provision of audit and non–audit services by Schwartz Levitsky Feldman, LLP. Thereafter, the Board of Directors will, as necessary, consider and, if appropriate, approve the provision of additional audit and non–audit services by Schwartz Levitsky Feldman, LLP which are not encompassed by the Board of Directors’ annual pre–approval and are not prohibited by law.  The Board of Directors has delegated to the chair of the Board of Directors the authority to pre–approve, on a case–by–case basis, non–audit services to be performed by Schwartz Levitsky Feldman, LLP.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description
Articles of Incorporation and Bylaws
3.1	Certificate of Incorporation filed on May 18, 1999 with the Delaware Secretary of State(1)
3.2	By Laws(1)
3.3	Certificate for Renewal and Revival of Charter of the Company dated May 2, 2002, filed with the Delaware Secretary of State on May 3, 2002(1)
3.4	Certificate of Amendment of the Certificate of Incorporation of the Company dated May 2, 2002 and filed with the Delaware Secretary of State on May 3, 2002 (1)
3.5	Certificate for Renewal and Revival of Charter of the Company filed with the Delaware Secretary of State on July 17, 2006(1)
3.6	Certificate of Amendment of Certificate of Incorporation of the Company dated August 17, 2006 and filed with the Delaware Secretary of State on August 23, 2006(1)
Material Contracts
10.1	Consulting Services Agreement dated September 1, 2006 with Medallion Capital Corp.(1)
10.2	2006 Stock Option Plan(1)
10.3	Asset Purchase Agreement dated September 15, 2006 with Multi Metals Mining Corp.(1)
10.4	Drilling Agreement dated October 5, 2006 with Kendrick Drilling Services(1)
10.5	Form of Lock-Up Agreement(1)
10.6	Exploration Management Agreement with Larry Sostad (1)
10.7	Share Exchange Agreement dated April 11, 2007 between Pacific Copper Corp and David B. Hackman(2)
10.8	Share Exchange Agreement dated April 11, 2007 between Pacific Copper Corp and Harold Gardner (2)
10.9	Consulting Agreement dated as of June 1, 2007 with Sweetwater Capital Corporation(3)
10.10	Consulting Agreement dated as of June 1, 2007 with Greatrek Trust SA(3)
10.11	Consulting Agreement dated as of June 1, 2007 with Scharfe Holdings, Inc.(3)
10.12	Amendment to Share Exchange Agreement with David Hackman, dated June 19, 2007(4)
10.13	Amendment to Share Exchange Agreement with Harold Gardner, dated June 19, 2007(4)
10.14	Drilling Agreement dated as of June 4, 2007 with 473203 B.C. LTD.(4)
10.15	Consulting Agreement with Kriyah Consultants LLC, dated as of August 22, 2007(5)
10.16	Closing and Escrow Agreement dated December 14, 2007(6)
10.17	Closing and Escrow Agreement dated January 8, 2008(7)
10.18	Mining Lease Agreement (8)
10.19	Assignment of Mining Lease Agreement(8)
10.20	Guaranty Agreement(8)
10.21	Operator Agreement between Sociedad Pacific Copper Chile Limitada and Gareste Limitada(9)
10.22	Operator Agreement between Sociedad Pacific Copper Peru SRL Limitada and Inversiones Mineras Stiles (9)

ITEM 15.	EXHIBITS - continued

10.23	Consulting Agreement with Yellow Rose Ltd. dated August 14, 2008(10)
10.24	Mineral Property Acquisition Agreement dated as of February 27, 2009(10)
10.25	Mineral Property, Acquisition Agreement between Gareste Limitada and Pacific Copper Chile Limitada dated as of June 11, 2009.(11)
10.26	San Enrique MPAA Mineral agreement between Gareste Limitada and Pacific Copper Chile Limitada (12)
10.27	First Amendment to and restatement of Mineral Property Acquisition agreement dated Feb 22, 2010(12)
10.28	Letter Agreement between Sociedad Gareste Limitada and Pacific Copper Corp., dated February 3, 2012.
Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer:
Pacific Copper Peru SRL, a limited liability partnership organized under the laws of Peru Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile.
Consents of Experts and Counsel
23.1	Consent of Schwartz Levitsky Feldman, LLP
Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002

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
(9) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 14, 2008.
(10) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the SEC on March 17, 2009.
(11) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the SEC on June 15, 2009.
(12) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 1, 2010.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011 AND 2010

(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at October 31, 2011 and October 31, 2010	F-2

Consolidated Statements of Operations for the years ended October 31, 2011 and October 31, 2010 and the period from inception (May 18, 1999) to October 31, 2011	F-3

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended October 31, 2011 and October 31, 2010 and the period from inception (May 18, 1999) to October 31, 2011	F-6

Consolidated Statements of Cash Flows for the years ended October 31, 2011 and October 31, 2010 and the period from inception (May 18, 1999) to October 31, 2011	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pacific Copper Corp.
(An Exploration Stage Mining Company)

We have audited the accompanying consolidated balance sheets of Pacific Copper Corp. (an Exploration Stage Mining Company) as at October 31, 2011 and 2010 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficiency) for the years ended October 31, 2011 and 2010 and for the period from inception (May 18, 1999) to October 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Copper Corp. as at October 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended October 31, 2011 and 2010 and for the period from inception (May 18, 1999) to October 31, 2011 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company is an exploration stage mining company and has no established source of revenue that raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                 “SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada February 13, 2012	Chartered Accountants Licensed Public Accountants

2300 Yonge Street, Suite 1500 Toronto, Ontario M4P 1E4 Tel: 416 785 5353 Fax: 416 785 5663

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Balance Sheets as at
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

	October 31, 2011		October 31, 2010
	$		$
ASSETS
Current
Cash and cash equivalents		1,322		5,569
Deferred financing costs		-		1,711
Advance to related party (note 13)		48,555		15,000
Total Current Assets		49,877		22,280
Plant and Equipment, net (note 4)		53,353		76,197
Mining claims (note 8)		800		900
Total Assets		104,030		99,377

LIABILITIES
Current
Accounts payable and accrued liabilities		959,418		757,816
Due to related parties (note 10)		2,207,806		1,508,726
Derivative financial liability (note 15)		-		625
Advances from non-related parties (note 14)		655,689		602,571
Convertible notes (note 15)		286,500		232,616
Total Liabilities		4,109,413		3,102,354
Going Concern (note 2)
Commitments and Contingencies (note 9)
Related Party Transactions (note 10 )
Subsequent Events (note 18)
STOCKHOLDERS’ DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2009 - nil)		-		-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 49,861,600 issued and outstanding (2010 -49,861,600)		4,986		4,986
Additional Paid-in Capital		15,150,907		15,150,907
Deferred stock compensation (note 12)		(5,333)		(20,333)
Accumulated Other Comprehensive Income		2,825		2,825
Deficit Accumulated During the Exploration Stage		(19,213,834)		(18,196,428)
Total Pacific Copper Stockholders’ Deficiency		(4,060,449)		(3,058,043)
Non-controlling Interest		55,066		55,066
Total Stockholders’ Deficiency		(4,005,383)		(3,002,977)
Total Liabilities and Stockholders’ Deficiency		104,030		99,377

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Operations
Years Ended October 31, 2011 and 2010 and the Period from Inception (May 18, 1999) to October 31, 2011
 (Amounts expressed in US Dollars)

	Cumulative Since Inception	2011	2010
Operating Expenses	$	$	$
General and administration	6,293,175	271,573	416,136
Project expenses	6,179,525	579,219	414,745
Mining claims acquisition cost expense (note 8)	6,273,571	-	-
Amortization	144,748	22,844	32,697
Total Operating Expenses	18,891,019	873,636	863,578
Loss from Operations	(18,891,019)	(873,636)	(863,578)
Other income-interest	54,508	-	-
Other expense-Interest	(439,756)	(144,395)	(184,500)
Other income-Derivative Financial Liability	61,875	625	22,500
Loss before Income Taxes	(19,214,392)	(1,017,406)	(1,025,578)
Provision for income taxes	-	-	-
Net Loss	(19,214,392)	(1,017,406)	(1,025,578)
Net loss attributable to Non-controlling interests	558	-	56
Net loss attributable to Pacific Copper Corp. Stockholders	(19,213,834)	(1,017,406)	(1,025,522)
Loss per share-Basic and Diluted		(0.02)	(0.02)
Weighted Average Common Shares Outstanding		49,861,600	49,780,230

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to October 31, 2011
(Amounts expressed in US Dollars)

								Total			Comprehensive
								Pacific			Income (loss)
						Deficit	Accumulated	Copper			attributable to
						Accumulated	Other	Corp.		Total	Pacific Copper
			Additional	Deferred	Stock	during the	Comprehensive	Stockholders'	Non-	Stockholders'
	Common Stock		Paid-in	Stock	Subscription	Exploration	Income	Equity	Controlling	Deficiency	Corp.
	Number	Amount	Capital	Compensation	Received	Stage	(Loss)	(Deficiency)	Interests		Stockholders
	of Shares	$	$	$	$	$	$	$	$	$	$
Common stock issued on inception	1		1					1		1
Common stock issued for nil consideration	7,605,932	761	(761)			-		-		-
Cancelled shares	(1)	-	(1)					(1)		(1)
Contributed Services			8,743					8,743		8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-			(8,743)		(8,743)		(8,743)	(8,743)
Balance, October 31, 2004	7,605,932	761	7,982	-		(8,743)		-		-	(8,743)
Contributed Services			1,178					1,178		1,178
Net Loss			-			(1,178)		(1,178)		(1,178)	(1,178)
Balance October 31, 2005	7,605,932	761	9,160	-		(9,921)		-		-	(1,178)
Common stock issued for cash	4,710,000	471	470,529			-		471,000		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500					500,000		500,000
Net Loss	-	-	-			(647,453)		(647,453)		(647,453)	(647,453)
Balance, October 31, 2006 -	17,315,932	1,732	979,189	-		(657,374)		323,547		323,547	(647,453)
Common stock issued for cash	660,000	66	65,934					66,000		66,000
Common stock issued for cash	2,000,000	200	199,800					200,000		200,000
Common stock issued for cash	4,520,000	452	2,259,548					2,260,000		2,260,000
Stock subscription received			30,000					30,000		30,000
Stock Issuance cost			(72,800)					(72,800)		(72,800)
Common stock issued for stock subscriptions received	60,000	6	(6)					-		-
Common stock issued for cash	1,590,000	159	794,841					795,000		795,000
Common stock issued for services	3,000,000	300	1,499,700	(1,062,499))				437,501		437,501
Stock based compensation			294,574					294,574		294,574

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to October 31, 2011 - continued

Compensation expense on issue of warrants			21,093					21,093		21,093
Stock Issuance cost			(43,750)					(43,750)		(43,750)
Net Loss	-	-	-			(2,940,779)		(2,940,779)		(2,940,779)	(2,940,779)
Balance October 31, 2007 -	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)		1,370,386		1,370,386	(2,940,779)
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000	24,556	2,449,556
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225	30,750	3,074,975
Common stock issued for cash (net)	3,157,143	316	1,027,334		(175,000)			852,650		852,650
Common stock issued for cash (net)	743,572	75	246,805					246,880		246,880
Stock subscription received					175,000			175,000		175,000
Common stock issued for cash (net)	576,501	57	201,228					201,285		201,285
stock based compensation			679,971					679,971		679,971
Compensation expense on issue of warrants	-	-	235,982	-		-		235,982		235,982
Amortization of deferred stock compensation				916,666				916,666		916,666
Beneficial conversion feature of the convertible note financing transaction			5,625					5,625		5,625
Foreign currency translation							1,053	1,053	11	1,064	1,053
Net Loss for the year ended October 31, 2008	-	-	-	-		(10,579,162)		(10,579,162)	(356)	(10,579,518)	(10,579,162)
Balance October 31, 2008 -	44,561,600	4,456	13,893,200	(145,833)	-	(14,177,315)	1,053	(424,439)	54,961	(369,478)	(10,578,109)
Stock based compensation			256,091					256,091		256,091
Compensation expense on issue of warrants			85,855					85,855		85,855
Amortization of deferred stock compensation				145,833				145,833		145,833
Beneficial conversion feature of convertible debt			55,950					55,950		55,950
Fair value of warrants issued			52,099					52,099		52,099
Common stock issued for acquisition of interests in mineral claims	5,000,000	500	749,500					750,000		750,000
Foreign currency translation							1,860	1,860	19	1,879	1,860

Net Loss for the year ended October 31, 2009						(2,993,591)		(2,993,591)	(146)	(2,993,737)	(2,993,591)
Balance October 31, 2009 -	49,561,600	4,956	15,092,695	-		(17,170,906)	2,913	(2,070,342)	54,834	(2,015,508)	(2,991,731)
Common stock issued for services	300,000	30	29,970	(20,333))				9,667		9,667
Stock based compensation			28,242					28,242		28,242
Foreign currency translation							(88)	(88)	288	200	(88)
Net Loss for the year ended October 31, 2010						(1,025,522)		(1,025,522)	(56)	(1,025,578)	(1,025,522)
Balance October 31, 2010 -	49,861,600	4,986	15,150,907	(20,333))	-	(18,196,428)	2,825	(3,058,043)	55,066	(3,002,977)	(1,025,434)
Amortization of deferred stock compensation				15,000)				15,000		15,000
Foreign currency translation
Net Loss for the year ended October 31, 2011						(1,017,406)		(1,017,406)		(1,017,406)	(1,017,406)
Balance October 31, 2011	49,861,600	4,986	15,150,907	(5,333))	-	(19,213,834)	2,825	(4,060,449)	55,066	(4,005,383)	(1,017,406)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statement of Cash Flows for the
Years ended Oct 31, 2011 and, 2010 and the Period from Inception (May 18, 1999) to October 31, 2011
(Amounts expressed in US Dollars)

	Cumulative Since Inception $	Oct 31, 2011 $	Oct. 31, 2010 $
Cash Flows from Operating Activities
Net Loss	(19,213,834)	(1,017,406)	(1,025,522)
Adjustment for:
Amortization	144,748	22,844	32,697
Stock based compensation	1,258,878	-	28,242
Compensation expense on issue of warrants	342,930	-	-
Expenses credited (debited) to Additional Paid- in Capital	7,932	-	-
Shares issued for mineral claims	6,719,225	-	-
Amortization of deferred stock compensation	1,524,667	15,000	9,667
Fair value adjustment to compound derivative	(6,875)	(625)	(22,500)
Fair value adjustment to additional investment rights	(55,000)	-	-
Amortization of debt discount	177,538	53,884	90,497
Impairment of mining claims	100	100	-
Changes in non-cash working capital
Prepaid expenses	-	-	5,782
Deferred financing costs	-	1,711	2,312
Accrued interest on advances from non-related parties	157,993	53,118	50,281
Advances to related parties	(48,555)	(33,555)	21,000
Accounts payable and accrued liabilities	959,418	201,602	322,776

Due to related parties	2,207,806	699,080	453,693
Non-Controlling Interest	54,748	-	(56)
Net cash used in operating activities	(5,768,281)	(4,247)	(31,131)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	-	-
Acquisition of mineral claims	(900)	-	-
Net cash used in operating activities	(199,001)	-	-

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	-	-
Advances from non-related parties	498,809	-	28,264
Advances from related parties	-	-	-
Convertible notes	286,500	-	-
Net cash provided by financing activities	5,966,574	-	28,264

Effect of foreign currency exchange rate changes	2,030	-	(913)
Net increase (decrease) in Cash and cash equivalents during the period	1,322	(4,247)	(3,780)
Cash and cash equivalents– beginning of period	-	5,569	9,349
Cash and cash equivalents – end of period	1,322	1,322	5,569
Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

1.	Nature of Business and Operations and basis of consolidation

The Company was incorporated on May 18, 1999 as Gate-1 Financial, Inc. under the laws of the State of Delaware.  On August 17, 2006, Gate-1 Financial, Inc. changed its name to Pacific Copper Corp.  The Company operates with the intent of exploration and, if feasible, extraction of minerals and is currently primarily engaged in copper exploration in South America.

On December 17, 2007, Pacific Copper completed the acquisition of Pacific Copper Peru SRL (“Peru SRL”) pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”).

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

2.	Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. The Company has a need for equity capital and financing for working capital and exploration of its properties. Because of continuing operating losses, negative working capital and cash outflows from operations, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for reserves. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if the Company will attain profitable levels of operation. If the Company is unable to develop its mining claims to a commercial stage or if the going concern is otherwise not appropriate for future periods, adjustments to the amounts recorded for, and classification of assets and liabilities may be necessary. Management’s plans to mitigate these conditions are described below.

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $1,017,406 for the year ended October 31, 2011. At October 31, 2011, the Company had an accumulated deficit during the exploration stage of $19,213,834.  During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-”Convertible Note Financing Transaction”). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management’s plan is to continue raising capital through future equity or debt financing to meet its working capital needs and until it achieves profitable operations from mineral extraction activities.

3.	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Pacific Copper Corp. (the “Company”) and its subsidiaries, Pacific Copper Peru SRL, a limited liability partnership (99% owned by the Company)  and Sociedad Pacific Copper Chile Limitada, a limited liability partnership (99% owned by the Company) .  All material inter-company accounts and transactions have been eliminated.

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and their basis of application is consistent with that of the previous year and since inception.  Outlined below are the significant accounting policies:

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

3. Summary of Significant Accounting Policies (cont’d)-

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont’d)

d)	Asset Retirement Obligations

Asset retirement obligations are recorded as a liability in the period in which the company incurs the obligation.

e)	Revenue Recognition

Revenue is recognized when the metals are extracted, processed, and sold.  The Company will record revenues from the sale of copper or other metals when delivery to the customer has occurred, collectability is reasonably assured and title has transferred. To date there has been no revenue from operations.

f)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using substantially enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company has filed tax returns since inception in the United States. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2006 through 2011. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2011. Management has accrued penalties relating to late filings of tax returns for prior periods, pending resolution in the amount of $60,000

g)	Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at October 31, 2011 and 2010 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At October 31, 2011, there were 4,530,000 exercisable stock options and 1,500,000 exercisable warrants outstanding. At October 31, 2010, there were 4,680,000 exercisable stock options and 3,365,000 exercisable warrants outstanding.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont’d)

h)	Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and derivative financial liability, related and non-related party balances and convertible notes.

The Company follows ASC 820-10, “Fair Value Measurements and Disclosures” (ASC 820-10), which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

• Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

• Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

• Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Assets and liabilities measured at fair value as of October 31, 2011 and 2010 are classified below based on the three fair value hierarchy tiers described above:

	Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3
October 31, 2011:
Cash equivalents	$1,322	-	$1,322	-
Accounts payable and accrued liabilities	$959,418			959,418

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010 (Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont’d)

h)	Financial Instruments (cont’d)

	Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3
October 31, 2010:
Cash equivalents	$5,569		$5,569	-
Accounts payable and accrued liabilities	$757,816			757,816

Derivative financial liability, as defined in ASC Topic 815 Accounting for Derivative Financial Instruments and Hedging Activities, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial liability may be free-standing or embedded in other financial liability. However, the Company has entered into certain other financial instruments and contracts, such as the convertible note financing arrangements that have certain features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC Topic 815, these instruments are required to be carried as derivative financial liability, at fair value, in the financial statements

Further, derivative financial liability are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks..

The derivative financial liability as of October 31, 2011 consisted of the following:

Derivative Financial Liability	Amount
Compound Embedded Derivative	$-
Additional Investment Right (AIR)	-
$-

The fair values of derivative financial liability is measured using certain techniques (principally Monte Carlo Simulations) that reflect the combined risks of the features and instruments. These risks include credit risk, interest risk and redemption behavior estimates. Significant assumptions used in these techniques include trading stock price and estimates of credit standing. Significant changes in these, and other assumptions, will result in changes in the fair value of these instruments, which changes are required to be reflected in earnings until the arrangement is ultimately settled.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont’d)

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

        j)           Stock Based Compensation

All awards granted to employees and non-employees after October 31, 2005 are valued at fair value at the grant date by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees  using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont’d)

As of October 31, 2011 there was $nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended October 31, 2011 and 2010 was $nil and $28,242 respectively.

k)	Concentration of Credit Risk

The Company does not have significant off-balance sheet risk or credit concentration.

l)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accrued liabilities, estimates for calculation for stock based compensation, valuation of derivatives and impairment of long-lived assets.

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

        o)          Environmental and Other Contingencies

Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company will record accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, our estimates of costs, participation by other parties, the timing of payments, and the input of our attorneys and outside consultants.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

3.      Summary of Significant Accounting Policies (cont’d)

        p)          Recent Accounting Pronouncements

On November 1, 2010, the Company adopted ASU 2010-06. ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. There was no material impact on the Company’s financial statements related to the adoption of this guidance.

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations which occur on or after November 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05 (including ASU 2011-12 update), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with a total of comprehensive income in that statement. If presented in the two-statement approach, the first statement which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity if required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The new guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	October 31, 2011		October 31, 2010
	Cost $	Accumulated Depreciation $	Cost $	Accumulated Depreciation $
Office, furniture and fixtures	386	262	386	232
Computer equipment	6,529	4,904	6,529	4,207
Operating Equipment	191,185	139,581	191,185	117,464
	198,100	144,747	198,100	121,903
Net carrying amount	$ 53,353		$ 76,197
Amortization expense	$ 22,844		$ 32,697

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

5.	Issuance of Common Shares

Year ended October 31, 2010

In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months.  The Company has expensed $9,667 during the year ended October 31, 2010, and $15,000 during the year ended October 31, 2011. (See also note 12)

Year ended October 31, 2011

The Company did not raise any capital during the year ended October 31, 2011

6.        Stock Purchase Warrants

	Number of Warrants Granted	Exercise Prices
		$
Outstanding at October 31, 2009 and average exercise price	5,661,604	0.43
Granted in 2010	-	-
Expired in year 2010	(2,296,604)	(0.50)
underline Outstanding at October 31, 2010 and average exercise price	3,365,000	0.39
Granted in 2011	-	-
Expired in 2011	(1,865,000)	(0.25)
Outstanding at October 31, 2011 and average exercise price	1,500,000	0.57

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

6.        Stock Purchase Warrants (cont’d)

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company. At October 31, 2011 and October 31, 2010, the weighted average contractual term of the total outstanding, and the total exercisable warrants were as follows:

October 31, 2011
Weighted-Average
Remaining Contractual
Term
Total outstanding warrants	1.17 years
Total exercisable warrants	1.17 years
October 31, 2010
Weighted-Average
Remaining Contractual
Term
Total outstanding warrants	1.1 years
Total exercisable warrants	1.1 years

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

7.	Stock based compensation

On August 8, 2006, the Board of Directors approved stock option plan (“2006 Stock Option Plan”), the purpose of which is to enhance the Company’s stockholder value and financial performance by attracting, retaining and motivating the Company’s officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company.  Options may have a term of up to 10 years.  The aggregate number of shares of common stock originally authorized under the plan was 5,000,000. Since adoption of the Plan an additional 1,200,000 shares were authorized for issuance pursuant to the Plan’s “evergreen share reserve increase” provision.

As of October 31, 2011 there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted.  The stock-based compensation expense for the years ended October 31, 2011 and October 31, 2010 was $nil and $28,242 respectively.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

7.	Stock based compensation-Cont’d

The following table summarizes the options outstanding as at October 31, 2011:

	Option Price	Number of shares
Expiry Date	Per Share	2011	2010
May 14, 2012	0.50	1,500,000	1,650,000
July 20, 2012	0.50	250,000	250,000
August 1, 2012	0.50	1,700,000	1,700,000
August 9, 2012	0.51	650,000	650,000
March 1, 2013 September 24, 2013	0.50 0.50	380,000 50,000	380,000 50,000
		4,530,000	4,680,000
Weighted average exercise price at end of year		0.50	0.49

	Number of Shares
	2011	2010

Outstanding, beginning of year	4,680,000	5,130,000
Granted	-	-
Expired	-	(450,000)
Exercised	-	-
Forfeited	-	-
Cancelled	(150,000)	-
Outstanding, end of year	4,530,000	4,680,000
Exercisable, end of year	4,530,000	4,680,000

At October 31, 2011 and October 31, 2010, the weighted average contractual term of the total outstanding, and the total exercisable options under the Stock Option Plan were as follows:

October 31, 2011
Weighted-Average
Remaining Contractual
Term
Total outstanding options	0.9 years
Total exercisable options	0.9 years

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

7.	Stock based compensation-cont’d

October 31, 2010
Weighted-Average
Remaining Contractual
Term
Total outstanding options	1.6 years
Total exercisable options	1.6 years

8.        Mining Claims

(a)           On December 17, 2007, Pacific Copper acquired Pacific Copper Peru SRL , a limited liability partnership organized under the laws of Peru pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”). Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  The 1% non-controlling interest was credited with $24,495.  As a result of the acquisition, Peru SRL became a subsidiary of the Company. The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of non-controlling interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims.  The Company does not consider the mineral claim groups to be acquired upon the closing of the transaction to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to the formal closing of this acquisition the Company through Peru SRL will acquire interests in three mineral claim groups (Don Javier, Tonalia and Tenospa) which were capitalized at $100 each.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

8.        Mining Claims-Cont’d

(b)           On January 8, 2008, Pacific Copper acquired Pacific LTDA, a limited liability partnership organized under the laws of Chile, pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA.  Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  The 1% non-controlling interest was credited with $30,750.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Company expensed $3,074,576, relating to the issue of 6,088,452 common shares calculated at $0.50 per common share and the allocation of non-controlling interest for $30,750 net of capitalization for $400 for mineral property claims.  Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction (as listed below).  The Company does not consider either of the foregoing mineral claims owned by Pacific LTDA to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:
Carrera Pinto
Carrizal
Cerro Blanco
La Guanaca
The conditions under the Chile Agreement have been satisfied or waived, and the Chile Consideration shares were issued to the former partners of Pacific LTDA in 2009. On February 3, 2011, the Board resolved to discontinue exploration at the Cerro Blanco project in Chile and instructed Pacific LTDA to let lapse all concession fees associated with this project, effectively dropping the claims. The amount of $100 previously capitalized was written off during the year to expenses.(c) As of February 27, 2009 Pacific Copper, through its wholly owned subsidiary Pacific LTDA, entered into a definitive mineral property acquisition agreement (the “Gareste Agreement”) with Gareste pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region III, Chile: the “Venado Property” (also known as the “Venapai Property”) consisting of approximately 4,900  hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the “El Corral Property”, consisting of approximately 3600  hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent “La Mofralla Property”, consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed. Under the Gareste Agreement the Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the “Gareste Oxide Shares”).  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by Pacific Copper at any time prior to the commencement of production for $2,000,000.  The Company expensed $749,700, relating to the issue of 5,000,000 common shares calculated at $0.15 per common share net of capitalization for $300 for mineral property claims.  Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction (as listed below).  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)
8. Mining Claims-Cont’d

8.        Mining Claims-Cont’d

Venado
ElCorral
La Mofralla

During calendar year 2011, the Company relinquished or let lapse a number of the mineral exploration concessions comprising part of the claims groups described above, as well as the Guanaca Lease set forth in the Note immediately below. These relinquishments were based both on a decision by the Company to preserve only the key or core concessions of said claims groups, as well as funding limitations which prevented the Company from maintaining all of the concessions. In total, the Company retained only 3,200 hectares of the 13,400 hectares comprising the claims groups. However, the Company’s contractual operator in Chile, Sociedad Gareste Limitada (in which Harold Gardner, a member of the Company’s board of directors, is a 50% owner and co-managing partner) re-filed and re-located, in trust and on behalf of the Company, 6,000 hectares of such concessions. Gareste and the Company have memorialized an arrangement by letter dated February 3, 2012, in which the Company acknowledges that is indebted to Gareste for the expenses of preserving these claims, and whereby the Company agrees to reimburse Gareste for these expenses and further to grant to Gareste a 2% Net Smelter Return royalty interest on future production from the claims groups. The Company recorded accrued expenses of $35,000 in relation to this agreement.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

9.        Commitments and Contingencies-Cont’d

On January 24, 2008, the Company, through its subsidiary Pacific LTDA entered into an exclusive exploration, mining and exploitation agreement (the “Guanaca Lease”) for the La Guanaca oxide copper project located northeast of the town of Inca de Oro, Chanaral Province, Atacama Region 3, Chile. This property, which consists of approximately 300 hectares of exploration concessions, is road-accessible and was previously explored in the mid-1990’s through geophysical methods, sampling and drilling by Empresa Nacional de Mineria (“ENAMI”) a Chilean nationally-owned mining enterprise.  The Guanaca Lease is for a term of 5 years and is renewable automatically for additional 5-year periods.  The owners of the La Guanaca property will receive US$2,000 per month in cash during the term of the agreement. The Guanaca Lease was relinquished during calendar year 2012 as described in the Note immediately above.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

9.	Commitments and Contingencies-Cont’d

Buenas LOI, Gareste has agreed to convey to Pacific Copper a 2% Net Smelter Return royalty on mineral production from the property, capped at US$250,000.

Pacific Copper Corp. through its Chilean subsidiary Pacific LTDA , entered into a mineral property acquisition agreement (“MPAA”) with Gareste to purchase the San Enrique property located in Atacama RegionIII, Chile and comprising 100 hectares. Gareste is the private Chilean limited liability partnership in which one of the Company’s directors, Harold Gardner, is a 50% owner and co-managing partner. In consideration Pacific Copper was to issue 7 million shares of its capital stock and grant a 2% Net Smelter Return (NSR) royalty to Gareste, capped at US$6 million, one half (1/2) of which can be repurchased by Pacific Copper or its subsidiary at any time prior to commencement of any commercial production by making a payment of US$2 million to Gareste. On February 22, 2010, the Company, its subsidiary Pacific LTDAand Gareste amended (the “Amendment”) the MPAA.   Under the terms of the Amendment, Gareste agreed to include in the purchase additional mineral exploration concessions adjacent to San Enrique, comprising 160 hectares, and applications for another 2,000 hectares of adjacent concessions that overstake current concessions with senior rights in third-parties. The parties  also  extended the Closing Date of the MPAA to June 30, 2010 and  granted and extended to Gareste a specific right of rescission (“Rescission Right”) of the transaction, which after closing, and if exercised, would have  obligated the Company and Pacific LTDA to convey the mineral titles back to Gareste if the Company does not raise and add to its treasury the net sum of US$1.6 million dollars within six (6) months of the Effective Date of the Amendment, or if US$1 million is not expended by Pacific Copper Chile and the Company on the Property and related project overhead within eighteen (18) months of the Effective Date. The share portion of the consideration payable by the Company to the vendor, under the MPAA and the Amendment, amounting to 7 million shares of the Company, was to be placed in escrow pending the satisfaction of closing conditions and the further satisfaction of the conditions that would otherwise give rise to the Rescission Right. In the case that the Rescission Right is exercised, Gareste is obligated to release from escrow and return any share consideration received for this transaction back to the Company. The other terms of the MPAA were unchanged.

The parties failed to close the purchase of San Enrique under the terms of the amended MPAA by June 30, 2010, and the agreement has therefore lapsed and has expired.

10.      Related Party Transactions

2011

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

10.      Related Party Transactions-Cont’d

A)
A director of the Company provided consulting geological services to the Company and a total of $90,000 was charged by a private company with director in common. $294,000 was owed to this private company as of October 31, 2011.

B)
A director of the Company provided consulting services to the Company and a total of $90,000 was charged by a private company with director in common.  $568,206 was owed to this private company as of October 31, 2011 which also includes non-reimbursed expenses.

C)
The Company expensed $130,108 being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the  Ex-CEO and Director of the Company. As of October 31, 2011, $375,889 was owed which also included non-reimbursed expenses.

D)	The Company incurred a total of $301,175 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $955,286 was owed at October 31, 2011 with such costs recorded as project costs.

E)	The Company owed $14,425 to the CFO as of October 31, 2011 for services rendered to the Company.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

11.	Income Taxes

The Company’s current and deferred income taxes are as follows:

	2011	2010

Loss before income taxes	$(1,017,406)	$(1,025,522)
Expected income tax recovery at the statutory rates of 35% (2010 - 35%)	$(356,092)	$(358,933)
Increase in income taxes resulting from:
Permanent differences	18,859	33,684
Valuation allowance	337,233	325,249

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2011	2010

Net operating loss carry forward	$7,535,853	$6,732,279
Deferred Income tax on loss carry forward	$2,637,548	2,356,298
Valuation allowance for deferred income tax assets	$(2,637,548)	(2,356,298)

Deferred income taxes	$-	$-

As of October 31, 2011 the Company has non-capital losses of approximately $7,535,853 available to offset future taxable incomes which expire as follows:

2026	$621,064
2027	$967,856
2028	$1,405,958
2029	$2,742,225
2030	$928,145
2031	$870,605
$7,535,853

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

12.      Deferred Stock Compensation

In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months. The Company has expensed $15,000 during the year ended October 31, 2011 ($9,667 during the year ended 2010) leaving a balance of $5,333. (See also note 5)

13.      Advance to related party

Advance to a related party include a receivable of $48,555 which was advanced free of interest and was subsequently repaid back to the Company (see subsequent event note 18)

14.      Advances from non-related parties

On June 20, 2008, the Company received an unsecured advance of $247,000 from a non-related party which bears interest at an annual rate of 8% and is due and payable within ninety days from receipt thereof.  The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party.  The Company received additional advances totaling $18,500 from this party during the twelve month period ended October 31, 2009. The Company received additional advances totaling $12,264 during the quarter ended April 30, 2010. The total amount due including interest as of October 31, 2011 is $356,183.

On November 28, 2008, the Company received an unsecured advance of $100,000 from another non related party which bears interest at an annual rate of 10% and is due within twelve months from receipt thereof. The Company received additional advances totaling $16,000 from this party during the three month period ended January 31, 2010. The total amount due as of October 31, 2011, including interest is $152,040.

On February 17, 2009, the Company issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian Corporation (“War Eagle”).  War Eagle and the Company no longer share a common director.  Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described in this report).  In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights.  The total amount due as of October 31, 2011, including interest is $147,466.  The Company received a letter from War Eagle dated October 21, 2010, demanding payment of the Note, and is currently in discussions with War Eagle to potentially resolve these issues. As of October 31, 2011 there have been no changes in the status of the note payable.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

15.      Convertible notes

Convertible notes consist of the following as of October 31, 2011:

Net carrying amount

a) $100,000 face value, 6% convertible note, due October 31, 2010	$100,000
b) $166,500 face value, 12% convertible note, due July 27, 2011	166,500
c) $20,000 face value, 12% convertible note, due October 26, 2011	20,000
286,500

Convertible notes consist of the following as of October 31, 2010:

Net carrying amount

a) $100,000 face value, 6% convertible note, due October 31, 2010	$100,000
b) $166,500 face value, 12% convertible note, due July 27, 2011	119,901
c) $20,000 face value, 12% convertible note, due October 26, 2011	12,715
232,616

a) On October 27, 2008, the Company issued a $100,000 face value, 6% convertible note, due October 31, 2010.  The principal amount of the note and interest is payable on October 31, 2010.  While the note is outstanding, the investor has the option to convert the principal balance and interest, into conversion units at a conversion price of $0.16 per unit.  Each conversion unit is convertible into one share of common stock and one warrant to purchase one share of common stock.  Further, the terms of the convertible note provide for certain redemption features. If, in the event of certain defaults on the terms of the note, certain of which are indexed to equity risks, the holder can accelerate the payment of outstanding principal and interest.  The financing transaction also provided the holder with Additional Investment Rights (“AIR”) to purchase up to $800,000 face value convertible notes under the same terms and conditions as the $100,000 convertible note which expired in October 2010.

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

15.      Convertible notes-Cont’d

Fair value of the compound embedded derivative and embedded warrants in the additional investment right were measured using the Monte Carlo Simulation technique. The common share element of the conversion option did not require treatment as derivative financial instruments, the Company was required to evaluate the feature as potentially embodying a beneficial conversion feature under ASC 470. A beneficial conversion feature is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed. As a result of this evaluation under the aforementioned standards, the Company concluded that a beneficial conversion feature was not present in the $100,000 face value convertible note. The amount is amortized using the effective interest method.

The derivative liabilities as of October 31, 2011 and October 31, 2010 consisted of the following:

	October 31, 2011	October 31, 2010
Derivative financial instrument
Compound embedded derivative	-	625
Additional investment rights	-
	-	625

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

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $86,414 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $46,085 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $98,024.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $46,599 during the year ended October 31, 2011.

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
October 31, 2011 and 2010
(Amounts expressed in US Dollars)

15.      Convertible notes-Cont’d

The Company evaluated the notes for accounting purposes under ASC 815 and have determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature is not required. The notes were issued with a beneficial conversion feature, having a value of $6,000.

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $10,380 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $6,014 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $12,014.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $7,285 during the year ended October 31, 2011.

16.      Geographic location of assets

Except for Cash and Cash equivalent for $721 located in USA, and mining claims of $200 located in Peru, all other assets in the financial statements are located in Chile.

17.      Reclassifications

Certain amounts have been reclassified to conform to the current period’s presentation. Specifically the Company has adopted ASC TOPIC 810-Non-Controlling Interests in Consolidated Financial Statements. The objective of this Statement is to improve the relevance, comparability and transparency of the financial information that the Company provides.

18.      Subsequent events

Subsequent to the fiscal year end, advances receivable from the related party for $48,555 was repaid (see note 13).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PACIFIC COPPER CORP.

By:

SIGNATURE	TITLE	DATE

/s/ David Hackman	President, CEO and Director	February 13, 2012
David Hackman

/s/ Rakesh Malhotra	Chief Financial Officer	February 13, 2012
Rakesh Malhotra

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:

SIGNATURE	TITLE	DATE

/s/ David Hackman	President, CEO and Director	February 13, 2012
David Hackman

/s/ Harold Gardner	Director	February 13, 2012
Harold Gardner

/s/ Rakesh Malhotra	Chief Financial Officer	February 13, 2012
Rakesh Malhotra