Form 10-Q
period 2012-01-31
Pacific Copper Corp.
filed 2012-03-21
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

Commission file number 000-52495

PACIFIC COPPER CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-0504006
(State of incorporation)	(I.R.S. Employer Identification No.)

3040 N. Campbell Avenue, Suite 110, Tucson, Arizona 85719

(Address of principal executive offices including zip code)

PHONE (520) 989-0221; FAX (520) 623-3326

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of registrant’s common stock outstanding as of March 19, 2012 was 49,861,600.

PART I

ITEM 1. FINANCIAL STATEMENTS

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
(Unaudited- Prepared by Management)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2012

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Consolidated Balance Sheets as of January 31, 2012 (unaudited) and October 31, 2011 (audited)	2

Interim Consolidated Statements of Operations for the three months ended January 31, 2012
and January 31, 2011 and the period from Inception (May 18, 1999) to January 31, 2012	3

Interim Consolidated Statements of Changes in Stockholders' Equity for the three months ended
January 31, 2012 and from Inception (May 18, 1999) to January 31, 2012.	4

Interim Consolidated Statements of Cash Flows for the three months ended January 31, 2012
and January 31, 2011 and from Inception (May 18, 1999) to January 31, 2012.	7

Condensed Notes to Interim Consolidated Financial Statements	8-22

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
January 31, 2012 and October 31, 2011
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	January 31, 2012 (unaudited)	October 31, 2011 (audited)
	$	$
ASSETS
Current
Cash	1,184	1,322
Advances to related party (note 12)	-	48,555
Total Current Assets	1,184	49,877
Plant and Equipment, net (note 4)	42,205	53,353
Mining claims (note 8)	800	800
Total Assets	44,189	104,030

LIABILITIES
Current
Accounts payable and accrued liabilities	981,836	959,418

Due to related parties (note 10)	2,308,694	2,207,806
Derivative financial instrument (note 14)	-	-
Advances from non-related parties (note 13)	669,128	655,689
Convertible notes (note 14)	286,500	286,500
Total Liabilities	4, 246,158	4, 109,413
Going Concern (note 2)
Commitments and Contingencies (note 9)
Related Party Transactions (note 10)
STOCKHOLDERS’ DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2010 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 49,861,600 issued and outstanding (October 31,2010-49,861,600)	4,986	4,986
Additional Paid-in Capital	15,150,907	15,150,907
Deferred stock compensation (note 11)	(1,583)	(5,333)
Accumulated Other Comprehensive Income	2,825	2,825
Deficit Accumulated During the Exploration Stage	(19,414,170)	(19,213,834)
Total Pacific Copper Stockholders’ Deficiency	(4,257,035)	(4,060,449)
Non-controlling Interest	55,066	55,066
Total Stockholders’ Deficiency	(4,201,969)	(4,005,383)
Total Liabilities and Stockholders’ Deficiency	44,189	104,030

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the three months ended January 31, 2012 and January 31, 2011 and the
Period from Inception (May 18, 1999) to January 31, 2012
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	Cumulative since inception $	For the three months ended January 31, 2012 $	For the three months ended January 31, 2011 $
Operating Expenses
General and administration	6,318,043	24,868	55,800
Project expenses	6,315,344	135,819	125,912
Mineral claims acquisition cost expense (note 8)	6,273,571	-	-
Amortization and Impairment	155,896	11,148	5,711
Total Operating Expenses	19,062,854	171,835	187,423
Loss from Operations	(19,062,854)	(171,835)	(187,423)
Other income-Interest	54,508	-	-
Other expense-Interest	(468,257)	(28,501)	(34,670)
Other income-Derivative Financial Instrument	61,875	-	-
Loss before Income Taxes	(19,414,728)	(200,336)	(222,093)
Provision for income taxes	-	-	-
Net Loss	(19,414,728)	(200,336)	(222,093)
Net Loss attributable to Non-controlling interests	558	-	-
Net Loss attributable to Pacific Copper Corp. Stockholders	(19,414,170)	(200,336)	(222,093)
Loss per share-Basic and Diluted		(0.00)	(0.00)
Weighted Average Common Shares Outstanding		49,861,600	49,861,600

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to January 31, 2012
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compen- sation	Stock Subscription Receivable	Deficit Accumulated during the Exploration Stage		Accumulated Other Comprehen-sive Income (Loss)	Total Pacific Copper Corp. Stockholders’ Equity (Deficiency)	Non- Controlling Interests	Total Deficiency	Comprehen- sive Income (loss) attributable to Pacific Copper Corp. Stockholders
	Number	Amount
	of Shares	$	$	$	$	$		$	$	$	$	$
Common stock issued on inception	1		1						1		1
Common stock issued for nil consideration	7,605,932	761	(761)				-		-		-
Cancelled shares	(1)	-	(1)						(1)		(1)
Contributed Services			8,743						8,743		8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-				(8,743)		(8,743)		(8,743)	(8,743)
Balance, October 31, 2004	7,605,932	761	7,982	-			(8,743)		-		-	(8,743)
Contributed Services			1,178						1,178		1,178
Net Loss			-				(1,178)		(1,178)		(1,178)	(1,178)
Balance October 31, 2005	7,605,932	761	9,160	-			(9,921)		-		-	(1,178)
Common stock issued for cash	4,710,000	471	470,529				-		471,000		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500						500,000		500,000
Net Loss	-	-	-				(647,453)		(647,453)		(647,453)	(647,453)
Balance, October 31, 2006 (audited)	17,315,932	1,732	979,189	-			(657,374)		323,547		323,547	(647,453)
Common stock issued for cash	660,000	66	65,934						66,000		66,000
Common stock issued for cash	2,000,000	200	199,800						200,000		200,000
Common stock issued for cash	4,520,000	452	2,259,548						2,260,000		2,260,000
Stock subscription received			30,000						30,000		30,000
Stock Issuance cost			(72,800)						(72,800)		(72,800)
Common stock issued for stock subscriptions received	60,000	6	(6)						-		-
Common stock issued for cash	1,590,000	159	794,841						795,000		795,000
Common stock issued for services	3,000,000	300	1,499,700	(1,062,499)					437,501		437,501
Stock based compensation			294,574						294,574		294,574
Compensation expense on issue of warrants			21,093						21,093		21,093
Stock Issuance cost			(43,750)						(43,750)		(43,750)
Net Loss	-	-	-				(2,940,779)		(2,940,779)		(2,940,779)	(2,940,779)
Balance October 31, 2007 (audited)	29,145,932	2,915	6,028,123	(1,062,499)			(3,598,153)		1,370,386		1,370,386	(2,940,779)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to January 31, 2012 - continued

Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000	24,556	2,449,556
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225	30,750	3,074,975
Common stock issued for cash (net)	3,157,143	316	1,027,334		(175,000)			852,650		852,650
Common stock issued for cash (net)	743,572	75	246,805					246,880		246,880
Stock subscription received					175,000			175,000		175,000
Common stock issued for cash (net)	576,501	57	201,228					201,285		201,285
stock based compensation			679,971					679,971		679,971
Compensation expense on issue of warrants	-	-	235,982	-		-		235,982		235,982
Amortization of deferred stock compensation				916,666				916,666		916,666
Beneficial conversion feature of the convertible note financing transaction			5,625					5,625		5,625
Foreign currency translation							1,053	1,053	11	1,064	1,053
Net Loss for the year ended October 31, 2008	-	-	-	-		(10,579,162)		(10,579,162)	(356)	(10,579,518)	(10,579,162)
Balance October 31, 2008 (audited)	44,561,600	4,456	13,893,200	(145,833)	-	(14,177,315)	1,053	(424,439)	54,961	(369,478)	(10,578,109)
Stock based compensation			256,091					256,091		256,091
Compensation expense on issue of warrants			85,855					85,855		85,855
Amortization of deferred stock compensation				145,833				145,833		145,833
Beneficial conversion feature of convertible debt			55,950					55,950		55,950
Fair value of warrants issued			52,099					52,099		52,099
Common stock issued for acquisition of interests in mineral claims	5,000,000	500	749,500					750,000		750,000
Foreign currency translation							1,860	1,860	19	1,879	1,860
Net Loss for the year ended October 31, 2009						(2,993,591)		(2,993,591)	(146)	(2,993,737)	(2,993,591)
Balance October 31, 2009 (audited)	49,561,600	4,956	15,092,695	-		(17,170,906)	2,913	(2,070,342)	54,834	(2,015,508)	(2,991,731)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to January 31, 2012 - continued

Common stock issued for services	300,000	30	29,970	(20,333)				9,667		9,667
Stock based compensation			28,242					28,242		28,242
Foreign currency translation							(88)	(88)	288	200	(88)
Net Loss for the year ended October 31, 2010						(1,025,522)		(1,025,522)	(56)	(1,025,578)	(1,025,578)
Balance October 31, 2010 (audited)	49,861,600	4,986	15,150,907	(20,333)	-	(18,196,428)	2,825	(3,058,043)	55,066	(3,002,977)	(1,025,666)
Amortization of deferred stock compensation				15,000				15,000		15,000
Foreign currency translation
Net Loss for year ended October 31, 2011						(1,017,406)		(1,017,406)		(1,017,406)	(1,017,406)
Balance October 31, 2011	49,861,600	4,986	15,150,907	(5,333)	-	(19,213,834)	2,825	(4,060,449)	55,066	(4,005,383)	(1,017,406)
Amortization of deferred stock compensation				3,750				3,750		3,750
Foreign currency translation
Net Loss for period ended January 31, 2012						(200,336)		(200,336)		(200,336)	(200,336)
Balance January 31, 2012	49,861,600	4,986	15,150,907	(1,583)		(19,414,170)	2,825	(4,257,035)	55,066	(4,201,969)	(200,336)

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the three months ended January 31, 2012 and January 31, 2011 and from inception (May 18, 1999) to January 31, 2012
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	Cumulative Since Inception	January 31, 2012	January 31, 2011
Cash Flows from Operating Activities
Net Loss	(19,414,170)	(200,336)	(222,093)
Adjustment for:
Amortization and Impairment	155,896	11,148	5,711
Stock based compensation	1,258,878	-	-
Compensation expense on issue of warrants	342,930	-	-
Expenses credited (debited) to Additional Paid-in Capital	7,932	-	-
Shares issued for mineral claims	6,719,225	-	-
Amortization of deferred stock compensation	1,528,417	3,750	3,750
Fair value adjustment to compound derivative	(6,875)	-	-
Fair value adjustment to additional investment rights	(55,000)	-	-
Amortization of debt discount	177,538	-	15,631
Impairment of mining claims	100
Changes in non-cash working capital
Deferred financing costs	-	-	578
Accrued interest on advances from non- related parties	171,432	13,439	13,778
Repayments from (Advance to) related parties	-	48,555	(7,100)
Accounts payable and accrued liabilities	981,836	22,418	22,470

Due to related parties	2,308,694	100,888	165,137
Minority Interest	54,748	-	-
Net cash used in operating activities	(5,768,419)	(138)	(2,138)
Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	-	-
Acquisition of mineral claims	(900)	-	-
Net cash used in investing activities	(199,001)	-	-
Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	-	-
Advances from non-related parties	498,809	-	-
Convertible notes	286,500	-	-
Net cash provided by financing activities	5,966,574	-	-
Effect of foreign currency exchange rate changes	2,030	-	-
Net increase (decrease) in Cash	1,184	(138)	(2,138)
Cash- beginning of period	-	1,322	5,569
Cash - end of period	1,184	1,184	3,431
Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-
See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2012
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended October 31, 2011. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at January 31, 2012 and October 31, 2011, the results of its operations for the three month periods ended January 31, 2012 and January 31, 2011, and its cash flows for the three-month periods ended January 31, 2012 and January 31, 2011. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended January 31, 2012 are not necessarily indicative of results to be expected for the full year.

The interim consolidated financial statements include the accounts of Pacific Copper Corp. (the “Company” or “Pacific Copper”), and its subsidiaries Pacific Copper Peru SRL, a limited liability partnership (99% owned by the Company) and Sociedad Pacific Copper Chile Limitada, a limited liability partnership (99% owned by the Company).  All material inter-company accounts and transactions have been eliminated.

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

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $200,336 for the three month period ended January 31, 2012. At January 31, 2012, the Company had an accumulated deficit during the exploration stage of $19,414,170.  During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-“Convertible Note Financing Transaction”). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2012
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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.        Plant and Equipment

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	January 31, 2012		October 31, 2011
	Cost $	Accumulated Depreciation and impairment $	Cost $	Accumulated Depreciation and impairment $
Office, furniture and fixtures	386	386	386	262
Computer equipment	6,529	6,529	6,529	4,904
Operating Equipment	191,185	148,980	191,185	139,581
	198,100	155,895	198,100	144,747
Net carrying amount	$42,205		$53,353
Amortization and impairment expense	$11,148		$22,844

5.	Issuance of Common Shares

Three months ended January 31, 2012

The Company did not raise any capital during the three month period ended January 31, 2012

Year ended October 31, 2011

The Company did not raise any capital during the year ended October 31, 2011

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Stock Purchase Warrants

	Number of Warrants Granted	Exercise Prices
		$
Outstanding at October 31, 2010 and average exercise price	3,365,000		0.39
Granted in 2011	-		-
Expired in year 2011	(1,865,000)		(0.25)
Outstanding at October 31, 2011 and average exercise price	1,500,000		0.57
Granted in 2012	-		-
Expired in 2012	-		-
Outstanding at January 31, 2012 and average exercise price	1,500,000		0.57

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

Three months ended January 31, 2012

The Company did not issue any warrants during the three month period ended January 31, 2012

Year ended October 31, 2011

The Company did not issue any warrants during the year ended October 31, 2011

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
January 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

During the three month period ended January 31, 2012, no stock options were granted.

As of January 31, 2012 there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted.  The stock-based compensation expense for the three month period ended January 31, 2012 was $nil.

The following table summarizes the options outstanding as at January 31, 2012:

	Option Price	Number of shares
Expiry Date	Per Share
May 14, 2012	0.50	1,500,000
July 20, 2012	0.50	250,000
August 1, 2012	0.50	1,700,000
August 9, 2012	0.51	650,000
March 1, 2013	0.50	380,000
September 24, 2013	0.50	50,000
		4,530,000
Weighted average exercise price		0.50

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2012
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

On February 3, 2011, the Board resolved to discontinue exploration at the Cerro Blanco project in Chile and instructed Pacific LTDA to let lapse all concession fees associated with this project, effectively dropping the claims. The amount of $100 previously capitalized was written off to expenses.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2012
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

Venado
ElCorral
La Mofralla

During calendar year 2011, the Company relinquished or let lapse a number of the mineral exploration concessions comprising part of the claims groups described above, as well as the Guanaca Lease set forth in the Note immediately below. These relinquishments were based both on a decision by the Company to preserve only the key or core concessions of said claims groups, as well as funding limitations which prevented the Company from maintaining all of the concessions. In total, the Company retained only 3,200 hectares of the 13,400 hectares comprising the claims groups. However, the Company’s contractual operator in Chile, Sociedad Gareste Limitada (in which Harold Gardner, a member of the Company’s board of directors, is a 50% owner and co-managing partner) re-filed and re-located, in trust and on behalf of the Company, 6,000 hectares of such concessions. Gareste and the Company have memorialized an arrangement by letter dated February 3, 2012, in which the Company acknowledges that it is indebted to Gareste for the expenses of preserving these claims, and whereby the Company agrees to reimburse Gareste for these expenses and further to grant to Gareste a 2% Net Smelter Return royalty interest on future production from the claims groups. The Company recorded a cost of  $35,000 in relation to this agreement.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2012
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

On January 24, 2008, the Company, through its subsidiary Pacific LTDA entered into an exclusive exploration, mining and exploitation agreement (the “Guanaca Lease”) for the La Guanaca oxide copper project located northeast of the town of Inca de Oro, Chanaral Province, Atacama Region 3, Chile. This property, which consists of approximately 300 hectares of exploration concessions, is road-accessible and was previously explored in the mid-1990’s through geophysical methods, sampling and drilling by Empresa Nacional de Mineria (“ENAMI”) a Chilean nationally-owned mining enterprise.  The Guanaca Lease is for a term of 5 years and is renewable automatically for additional 5-year periods.  The owners of the La Guanaca property will receive US$2,000 per month in cash during the term of the agreement. The Guanaca Lease was relinquished during calendar year 2012.

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
January 31, 2012
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

Pacific Copper Corp. through its Chilean subsidiary Pacific LTDA, entered into a mineral property acquisition agreement (“MPAA”) with Gareste to purchase the San Enrique property located in Atacama RegionIII, Chile and comprising 100 hectares. Gareste is the private Chilean limited liability partnership in which one of the Company’s directors, Harold Gardner, is a 50% owner and co-managing partner. In consideration Pacific Copper was to issue 7 million shares of its capital stock and grant a 2% Net Smelter Return (NSR) royalty to Gareste, capped at US$6 million, one half (1/2) of which can be repurchased by Pacific Copper or its subsidiary at any time prior to commencement of any commercial production by making a payment of US$2 million to Gareste. On February 22, 2010, the Company, its subsidiary Pacific LTDA and Gareste amended (the “Amendment”) the MPAA.   Under the terms of the Amendment, Gareste agreed to include in the purchase additional mineral exploration concessions adjacent to San Enrique, comprising 160 hectares, and applications for another 2,000 hectares of adjacent concessions that overstake current concessions with senior rights in third-parties. The parties also extended the Closing Date of the MPAA to June 30, 2010 and granted and extended to Gareste a specific right of rescission (“Rescission Right”) of the transaction, which after closing, and if exercised, would have obligated the Company and Pacific LTDA to convey the mineral titles back to Gareste if the Company does not raise and add to its treasury the net sum of US$1.6 million dollars within six (6) months of the Effective Date of the Amendment, or if US$1 million is not expended by Pacific Copper Chile and the Company on the Property and related project overhead within eighteen (18) months of the Effective Date. The share portion of the consideration payable by the Company to the vendor, under the MPAA and the Amendment, amounting to 7 million shares of the Company, was to be placed in escrow pending the satisfaction of closing conditions and the further satisfaction of the conditions that would otherwise give rise to the Rescission Right. In the case that the Rescission Right is exercised, Gareste is obligated to release from escrow and return any share consideration received for this transaction back to the Company. The other terms of the MPAA were unchanged.

The parties failed to close the purchase of San Enrique under the terms of the amended MPAA by June 30, 2010, and the agreement has therefore lapsed and has expired.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.      Related Party Transactions

Three month period ended January 31, 2012

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)
A director of the Company provided consulting geological services to the Company and a total of $22,500 was expensed to a private Company with a director in common. $316,500 was owed to this private company as of January 31, 2012.

B)
A director of the Company provided consulting services to the Company and a total of $22,500 was expensed to a private company with director in common.  $609,960 was owed to this private company as of January 31, 2012 which also includes non-reimbursed expenses.

C)
The Company expensed $22,500 being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the former CEO and Director of the Company. As of January 31, 2012, $392,263 was owed which also included non-reimbursed expenses.

D)
The Company incurred a total of $62,634 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $975,801 was owed at January 31, 2012 with such costs recorded as project costs.

E)	The Company owed $14,170 to the CFO as of January 31, 2012 for services rendered to the Company.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.      Related Party Transactions-Cont’d

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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.      Deferred Stock Compensation

In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months. The Company has expensed $3,750 during the three month period ended January 31, 2012 leaving a balance of $1,583.

12.      Advances to a related party

Advance to a related party includes a receivable of $48,555 as of October 31, 2011. This was advanced free of interest and was repaid back in full to the Company during the three month period ended January 31, 2012.

13.      Advances from non-related parties

On June 20, 2008, the Company received an unsecured advance of $247,000 from a non-related party which bears interest at an annual rate of 8% and is due and payable within ninety days from receipt thereof.  The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party.  The Company received additional advances totaling $18,500 from this party during the twelve month period ended October 31, 2009. The Company received additional advances totaling $12,264 during the quarter ended April 30, 2010. The total amount due including interest as of January 31, 2012 is $362,051.

On November 28, 2008, the Company received an unsecured advance of $100,000 from another non related party which bears interest at an annual rate of 10% and is due within twelve months from receipt thereof. The Company received additional advances totaling $16,000 from this party during the three month period ended January 31, 2010. The total amount due as of January 31, 2012, including interest is $155,830.

On February 17, 2009, the Company issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian Corporation (“War Eagle”).  War Eagle and the Company no longer share a common director.  Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described in this report).  In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights.  The total amount due as of January 31, 2012, including interest is $151,247.  The Company received a letter from War Eagle dated October 21, 2010, demanding payment of the Note, and is currently in discussions with War Eagle to potentially resolve these issues. As of January 31, 2012 there have been no changes in the status of the note payable.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Convertible notes

Convertible notes consist of the following as of January 31, 2012:

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
January 31, 2012
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

The derivative liabilities as of January 31, 2012 and October 31, 2011 consisted of the following:

	January 31, 2012	October 31, 2011
Derivative financial instrument
Compound embedded derivative	-	-
Additional investment rights	-
	-	-

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

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $86,414 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $46,085 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $98,024.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $46,599 during the year ended October 31, 2011. There was no amortization for the three months ended January 31, 2012.

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
January 31, 2012
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

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $10,380 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $6,014 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $12,014.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $7,285 during the year ended October 31, 2011. There was no amortization for the three months ended January 31, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2012

Discussion of Operations & Financial Condition
Three month period ended January 31, 2012

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $200,336 for the three month period ended January 31, 2012. At January 31, 2012, the Company had an accumulated deficit during the exploration stage of $19,414,170.  During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-“Convertible Note Financing Transaction”). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities. There is no assurance that we will be successful in obtaining such financing.

As of the date of the filing of this report, the Company has very little cash.  As of the three month period ended January 31, 2012, the Company’s current liabilities were $4,246,158 while current assets were $1,184.  Management has taken steps to reduce operating costs.  These steps include deferral of salaries for senior management, deferral of payments to consultants and service providers, and reduction of all exploration activities.

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

SELECTED INFORMATION

	Three months ended	Three months ended
	January 31, 2012	January 31, 2011

Revenues	$ Nil	$ Nil
Net Loss attributable to Pacific Corp.
stockholders	$200,336	$222,093
Loss per share-basic and diluted	$(0.00)	$(0.00)

	As at	As at
	January 31, 2012	October 31, 2011
Total Assets	$44,189	$104,030
Total Liabilities	$4,246,158	$4,109,413
Cash dividends declared per share	Nil	Nil

Total assets as of January 31, 2012 includes cash of $1,184, plant and equipment of $42,205 and mining claims of $800. Total assets as of October 31, 2011 includes cash of $1,322, advances to related party of $48,555, plant & equipment of $53,353 and mining claims of $800.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Revenues

No revenue was generated by the Company’s operations during the three month period ended January 31, 2012 and January 31, 2011.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three month period ended January 31, 2012 is general and administrative expense of $24,868, as compared with $55,800 for the three month period ended January 31, 2011.  General and administrative expense represents approximately 14.5% of the total operating expense for the three month period ended January 31, 2012. This expense for the three month period ended January 31, 2012 includes professional, consulting and office and general and non cash expense relating to the amortization of deferred stock compensation relating to issue of stock to consultants for $3,750 (Jan. 31, 2011: $3,750).

(b) Project Expense

Included in operating expenses for the three month period ended January 31, 2012 is project expenses of $135,819 as compared with $125,912 for the three month period ended January 31, 2011.  Project expense represents approximately 79% of the total operating expense for the three month period ended January 31, 2012. This expense includes consulting, claims, equipment rentals, contract labor, field wages, drilling and other project related expenses incurred during the period primarily on the mineral claims in Chile.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

(c) Mineral claims acquisition cost expense

(1)           On December 17, 2007, Pacific Copper acquired Pacific Copper Peru SRL (“Pacific Peru”), a limited liability partnership organized under the laws of Peru pursuant to the Share Exchange Agreement among the Company, Peru SRL and the former partners of Peru SRL dated as of April 11, 2007, as amended (the “Peru Agreement”).  Pursuant to the Peru Agreement, the Company issued 4,850,000 shares of the Company’s common stock (the “Peru Consideration Shares”) to the former partners of Peru SRL as consideration for the acquisition of 99% of Peru SRL.  Dr. David Hackman, our current President, CEO and a director, was among the former partners of Peru SRL and received 2,425,000 Peru Consideration Shares.  Mr. Andrew Brodkey, one of our directors, holds a 1% interest in Peru SRL for the benefit of our Company.  Mr. Brodkey holds this 1% interest in order to comply with the requirement under Peruvian law that limited partnerships in Peru have at least two partners.  The 1% minority interest was credited with $24,495.  As a result of the acquisition, Peru SRL became a subsidiary of the Company.  The Company expensed $2,449,295, relating to the issue of 4,850,000 common shares calculated at $0.50 per common share and the allocation of minority interest for $24,495 net of capitalization for $200 for mineral property claims. Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims.  The Company does not consider any of the mineral claim groups to be acquired in the transaction (Don Javier, Tonalia and Tenospa) to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to the closing of this acquisition the Company through Pacific Peru will acquire interests in these mineral claim groups which were capitalized at $100 each.

Pursuant to the terms of the Closing Agreement, the former partners of Pacific Peru must satisfy certain post-closing items, prior to the release of the Peru Consideration Shares from escrow.  As of the date of this report, the Peru Consideration Shares remain in escrow.

(2)           On January 8, 2008, Pacific Copper acquired Sociedad Pacific Copper Chile Limitada, a limited liability partnership organized under the laws of Chile (“Pacific LTDA”) pursuant to a Share Exchange Agreement entered into as of April 11, 2007 (the “Chile Agreement”), as amended, between the Company and the former partners of Pacific LTDA.  Pursuant to the Chile Agreement the Company issued 6,088,452 of its common shares (the “Chile Consideration Shares”) to the former partners of Pacific LTDA as consideration for the acquisition of 99% of Pacific LTDA.  Mr. Harold Gardner, our current VP of Business Development and a director, was among the former partners of Pacific LTDA and received 2,425,000 Chile Consideration Shares in escrow.  Mr. Eduardo Esteffan, a director and co-managing partner of Pacific LTDA retained a 1% partnership interest in Pacific LTDA in order to comply with Chilean law requiring that a limited liability partnership have at least two members.  The 1% minority interest was credited with $30,750.  As a result of the acquisition, Pacific LTDA became a subsidiary of the Company.  The Company expensed $3,074,576, relating to the issue of 6,088,452 common shares calculated at $0.50 per common share and the allocation of minority interest for $30,750 net of capitalization for $400 for mineral property claims.  Property acquisition costs relating to the exploration properties are being expensed until the economic viability of the project is determined and proven and probable reserves quantified.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims. The Company does not consider any of the mineral claims acquired in the transaction (as listed below) to be material assets at this time, but our assessment may change after further work is done on the properties.  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

(3)           As of February 27, 2009 the Company, through its wholly owned subsidiary, Pacific LTDA, entered into a definitive mineral property acquisition agreement (the "Gareste Agreement") with Sociedad Gareste Limitada (“Gareste”) pursuant to which the Company acquired a 100% interest in the following copper oxide properties located in Atacama Region III, Chile: the "Venado Property" (also known as the "Venapai Property") consisting of approximately 4,900 hectares of exploration concessions, located roughly 45 kilometers from the city of Copiapo, the "El Corral Property", consisting of approximately 3600 hectares of exploration concessions, located roughly 60 kilometers from the city of Copiapo, and the adjacent "La Mofralla Property", consisting of approximately 250 hectares of exploration concessions also located roughly 60 kilometers from the City of Copiapo.  These properties were subject to separate letters of intent entered into during July and October of 2008, as previously disclosed. Under the Gareste Agreement the Company issued a total of 5,000,000 shares of its common stock to Gareste on October 12, 2009, allocable as follows: 2,000,000 shares of common stock as consideration for the Venado Property, 2,000,000 shares of common stock as consideration for the El Corral Property and 1,000,000 shares of common stock as consideration for the La Mofralla Property (collectively, the "Gareste Oxide Shares").  In addition, the Venado Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by the Company at any time prior to the commencement of production for $3,000,000, and the El Corral Property is subject to a 2% net smelter return royalty, capped at $10,000,000, 50% of which can be repurchased by the Company at any time prior to the commencement of production for $2,000,000.  The Company expensed $749,700, relating to the issue of 5,000,000 common shares calculated at $0.15 per common share net of capitalization for $300 for mineral property claims.  Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction (as listed below).  Pursuant to this acquisition the Company acquired interest in the following mineral claims which were capitalized at $100 each:

Venado
El Corral
La Mofralla

(4)           In addition, due to lack of working capital during our fiscal year ended October 31, 2011, Pacific LTDA was forced to allow certain mineral concessions to lapse as Pacific LTDA was unable to pay the annual payments for the pedimento or mensuras concessions or to convert the pedimento concessions (initial exploration claim) to mensuras concessions (patented claim).  As a result, Pacific LTDA lost the rights to: (i) the La Guanaca project; (ii) 10 mineral concessions in the El Corral/La Mofralla project; (iii) all the mineral concessions in the Venapai/Venado Project; and (iv) 11 mineral concessions in the Carrera Pinto project.  Furthermore, due to restrictions in Pacific LTDA’s bylaws, it was not able to re-stake such lost mineral concessions unless Pacific LTDA had an approved work program and budget.  However, Gareste, a related party through Harold Gardner who is a director of both our Company and Gareste, was able to overstake the 10 mineral concessions in the El Corral/La Mofralla project that were lost, 4 of the mineral concessions in the Venapai/Venado project that were lost and 7 of the 11 mineral concessions in the Carrera Pinto project that were lost.  According to a letter agreement (the “Letter Agreement”) between Gareste and our Company dated February 3, 2012, Gareste confirmed that it was holding such overstaked mineral concession in trust and for the benefit of us and we confirmed our indebtedness in the amount of $35,000 owing to Gareste for overstaking and preserving such mineral concessions.  In addition, according to the Letter Agreement, all of the overstaked mineral concessions held in trust by Gareste will be transferred to us once such mineral concessions are constituted by the National Mining and Geological Service of Chile and we will reimburse Gareste for the expenses related to such transfers.  In addition, we agreed to grant to Gareste a 2% net smelter return (“NSR”) royalty on production from such mineral concessions capped at an amount of US$6 million on a per property basis with the right to purchase one-half of the NSR royalty (an undivided 1%) for a price of US$2 million on a per property basis.  A copy of such Letter Agreement was attached as an exhibit to our Form 10-K filed with the SEC on February 14, 2012.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand as of January 31, 2012 and January 31, 2011:

	January 31, 2012	January 31, 2011
Cash	$1,184	$3,431
Working capital (deficit)	$(4,244,974)	$(3,292,706)
Cash used in operating activities	$(138)	$(2,138)
Cash used in investing activities	$nil	-
Cash provided by financing activities	$nil	-

As at January 31, 2012, the Company had a working capital deficit of $4,244,974.  During the three month period ended January 31, 2012, the Company did not spend any funds on investment activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Off-Balance Sheet Arrangement

We have no off- balance sheet arrangements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

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

Pacific Copper Corp. through its Chilean subsidiary Pacific LTDA, entered into a mineral property acquisition agreement (“MPAA”) with Gareste to purchase the San Enrique property located in Atacama Region III, Chile and comprising 100 hectares. Gareste is the private Chilean limited liability partnership in which one of the Company’s directors, Harold Gardner, is a 50% owner and co-managing partner. In consideration Pacific Copper was to issue 7 million shares of its capital stock and grant a 2% Net Smelter Return (NSR) royalty to Gareste, capped at US$6 million, one half (1/2) of which can be repurchased by Pacific Copper or its subsidiary at any time prior to commencement of any commercial production by making a payment of US$2 million to Gareste. On February 22, 2010, the Company, its subsidiary Pacific LTDA and Gareste amended (the “Amendment”) the MPAA.   Under the terms of the Amendment, Gareste agreed to include in the purchase additional mineral exploration concessions adjacent to San Enrique, comprising 160 hectares, and applications for another 2,000 hectares of adjacent concessions that overstake current concessions with senior rights in third-parties. The parties  also  extended the Closing Date of the MPAA to June 30, 2010 and  granted and extended to Gareste a specific right of rescission (“Rescission Right”) of the transaction, which after closing, and if exercised, would have  obligated the Company and Pacific LTDA to convey the mineral titles back to Gareste if the Company does not raise and add to its treasury the net sum of US$1.6 million dollars within six (6) months of the Effective Date of the Amendment, or if US$1 million is not expended by Pacific Copper Chile and the Company on the Property and related project overhead within eighteen (18) months of the Effective Date. The share portion of the consideration payable by the Company to the vendor, under the MPAA and the Amendment, amounting to 7 million shares of the Company, was to be placed in escrow pending the satisfaction of closing conditions and the further satisfaction of the conditions that would otherwise give rise to the Rescission Right. In the case that the Rescission Right is exercised, Gareste is obligated to release from escrow and return any share consideration received for this transaction back to the Company. The other terms of the MPAA were unchanged.

The parties failed to close the purchase of San Enrique under the terms of the amended MPAA by June 30, 2010, and the agreement has therefore lapsed and has expired.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of January 31, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

1.	recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and

2.	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES - continued

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:

The Company is not a party to any pending legal proceeding or litigation and none of the Company’s property is the subject of a pending legal proceeding.

ITEM 1A:  RISK FACTORS

Much of the information included in this report includes or is based upon estimates, projections or other “forward looking statements”.  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein.  We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

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

ITEM 1A:  RISK FACTORS - continued

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

ITEM 1A:  RISK FACTORS - continued

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $19,414,170 from inception to January 31, 2012. As of January 31, 2012, we had an accumulated deficit of $19,414,170 and incurred losses of $200,336 during three months ended January 31, 2012. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations;

ITEM 1A:  RISK FACTORS - continued

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

ITEM 1A:  RISK FACTORS - continued

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

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4: MINE SAFETY DISCLOSURES

                  Not applicable.

ITEM 5:  OTHER INFORMATION

                  None.

ITEM 6:  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC COPPER CORP.

By:	/s/ David Hackman
David Hackman
Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 21, 2012

By:	/s/ Rakesh Malhotra
Rakesh Malhotra
Chief Financial Officer
(Principal Financial Officer)
Date: March 21, 2012