Form 10-Q
period 2012-04-30
Pacific Copper Corp.
filed 2012-06-19
CIK 1387522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

The number of shares of registrant’s common stock outstanding as of June 18, 2012 was 49,861,600.

PACIFIC COPPER CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
April 30, 2012

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors.  Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended October 31, 2011, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”).  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used in this quarterly report, the terms “we”, “us”, “our”, “Pacific Copper” and the “Company” mean Pacific Copper Corp. and its subsidiaries, if any.

PART I

ITEM 1. FINANCIAL STATEMENTS

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
(Unaudited- Prepared by Management)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2012

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Consolidated Balance Sheets as of April 30, 2012 (unaudited) and October 31, 2011 (audited)	2

Interim Consolidated Statements of Operations for the three months and six months ended April 30, 2012 and April 30, 2011 and the period from Inception (May 18, 1999) to April 30, 2012	3

Interim Consolidated Statements of Changes in Stockholders' Equity for the six months ended April 30, 2012 and from Inception (May 18, 1999) to April 30, 2012.	4

Interim Consolidated Statements of Cash Flows for the six months ended April 30, 2012 and April 30, 2011 and from Inception (May 18, 1999) to April 30, 2012.	7

Condensed Notes to Interim Consolidated Financial Statements	8-22

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
April 30, 2012 and October 31, 2011
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)
	April 30, 2012 (unaudited)	October 31, 2011 (audited)
	$	$
ASSETS
Current
Cash	1,570	1,322
Advances to related party (note 12)	-	48,555
Total Current Assets	1,570	49,877
Plant and Equipment, net (note 4)	38,335	53,353
Mining claims (note 8)	800	800
Total Assets	40,705	104,030

LIABILITIES
Current
Accounts payable and accrued liabilities	1,025,390	959,418

Due to related parties (note 10)	2,442,102	2,207,806
Advances from non-related parties (note 13)	682,367	655,689
Convertible notes (note 14)	286,500	286,500
Total Liabilities	4,436,359	4,109,413
Going Concern (note 2)
Commitments and Contingencies (note 9)
Related Party Transactions (note 10)
STOCKHOLDERS’ DEFICIENCY
Capital Stock (note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2010 - nil)	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 49,861,600 issued and outstanding April 30, 2012 (October 31,2011 -49,861,600)	4,986	4,986
Additional Paid-in Capital	15,150,907	15,150,907
Deferred stock compensation (note 11)	-	(5,333)
Accumulated Other Comprehensive Income	2,825	2,825
Deficit Accumulated During the Exploration Stage	(19,609,438)	(19,213,834)
Total Pacific Copper Stockholders’ Deficiency	(4,450,720)	(4,060,449)
Non-controlling Interest	55,066	55,066
Total Stockholders’ Deficiency	(4,395,654)	(4,005,383)
Total Liabilities and Stockholders’ Deficiency	40,705	104,030

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the six months and three months ended April 30, 2012 and April 30, 2011 and the
Period from Inception (May 18, 1999) to April 30, 2012
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)
		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	April 30,	April 30,	April 30,	April 30,
	inception	2012	2011	2012	2011

	$	$	$	$	$
Operating Expenses

General and administration	6,366,695	73,520	133,233	48,652	77,333
Project expenses	6,430,903	251,378	268,146	115,559	142,234
Mineral claims acquisition
cost expense (note 8)	6,273,571	-	-	-	-
Amortization	159,766	15,018	11,422	3,870	5,711

Total Operating Expenses	19,230,935	339,916	412,801	168,081	225,278

Loss from Operations	(19,230,935)	(339,916)	(412,801)	(168,081)	(225,278)

Other income-interest	54,508	-	-	-	-
Other expense-Interest	(495,444)	(55,688)	(71,891)	(27,187)	(37,221)
Other income -Derivative
Financial Instrument	61,875	-	-	-	-

Loss before Income Taxes	(19,609,996)	(395,604)	(484,692)	(195,268)	(262,499)

Provision for income taxes	-	-	-	-	-

Net Loss	(19,609,996)	(395,604)	(484,692)	(195,268)	(262,499)

Net Loss attributable to
Non-controlling interests	558	-	-	-	-
Net loss attributable to Pacific
Copper Corp. Stockholders	(19,609,438)	(395,604)	(484,692)	(195,268)	(262,499)

Loss per share-Basic and Diluted		(0.01)	(0.01)	(0.00)	(0.01)

Weighted Average Common Shares
Outstanding		49,861,600	49,861,600	49,861,600	49,861,600

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to April 30, 2012
(Amounts expressed in US Dollars)

								Total			Comprehensive
								Pacific			Income (loss)
						Deficit	Accumulated	Copper			attributable to
						Accumulated	Other	Corp.			Pacific Copper
			Additional	Deferred	Stock	during the	Comprehen-sive	Stockholders’	Non-	Total	Corp.
	Common Stock		Paid-in	Stock	Subscription	Exploration	Income	Equity	Controlling	Deficiency	Stockholders
	Number	Amount	Capital	Compensation	Receivable	Stage	(Loss)	(Deficiency)	Interests
	of Shares	$	$	$	$	$	$	$	$	$	$
Common stock issued on inception	1		1					1		1
Common stock issued for nil consideration	7,605,932	761	(761)			-		-		-
Cancelled shares	(1)	-	(1)					(1)		(1)
Contributed Services			8,743					8,743		8,743
Net Loss for the period from inception (May 18, 1999) through October 31, 2004			-			(8,743)		(8,743)		(8,743)	(8,743)
Balance, October 31, 2004	7,605,932	761	7,982	-		(8,743)		-		-	(8,743)
Contributed Services			1,178					1,178		1,178
Net Loss			-			(1,178)		(1,178)		(1,178)	(1,178)
Balance October 31, 2005	7,605,932	761	9,160	-		(9,921)		-		-	(1,178)
Common stock issued for cash	4,710,000	471	470,529			-		471,000		471,000
Common shares issued for acquisition of interests in mineral claims	5,000,000	500	499,500					500,000		500,000
Net Loss	-	-	-			(647,453)		(647,453)		(647,453)	(647,453)
Balance, October 31, 2006 (audited)	17,315,932	1,732	979,189	-		(657,374)		323,547		323,547	(647,453)
Common stock issued for cash	660,000	66	65,934					66,000		66,000
Common stock issued for cash	2,000,000	200	199,800					200,000		200,000
Common stock issued for cash	4,520,000	452	2,259,548					2,260,000		2,260,000
Stock subscription received			30,000					30,000		30,000
Stock Issuance cost			(72,800)					(72,800)		(72,800)
Common stock issued for stock subscriptions received	60,000	6	(6)					-		-
Common stock issued for cash	1,590,000	159	794,841					795,000		795,000
Common stock issued for services	3,000,000	300	1,499,700	(1,062,499)				437,501		437,501
Stock based compensation			294,574					294,574		294,574
Compensation expense on issue of warrants			21,093					21,093		21,093
Stock Issuance cost			(43,750)					(43,750)		(43,750)
Net Loss	-	-	-			(2,940,779)		(2,940,779)		(2,940,779)	(2,940,779)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to April 30, 2012 - continued

Balance October 31, 2007 (audited)	29,145,932	2,915	6,028,123	(1,062,499)		(3,598,153)		1,370,386		1,370,386	(2,940,779)
Common stock issued on acquisition of Peru subsidiary	4,850,000	485	2,424,515					2,425,000	24,556	2,449,556
Common stock issued on acquisition of Chile subsidiary	6,088,452	608	3,043,617					3,044,225	30,750	3,074,975
Common stock issued for cash (net)	3,157,143	316	1,027,334		(175,000)			852,650		852,650
Common stock issued for cash (net)	743,572	75	246,805					246,880		246,880
Stock subscription received					175,000			175,000		175,000
Common stock issued for cash (net)	576,501	57	201,228					201,285		201,285
stock based compensation			679,971					679,971		679,971
Compensation expense on issue of warrants	-	-	235,982	-		-		235,982		235,982
Amortization of deferred stock compensation				916,666				916,666		916,666
Beneficial conversion feature of the convertible note financing transaction			5,625					5,625		5,625
Foreign currency translation							1,053	1,053	11	1,064	1,053
Net Loss for the year ended October 31, 2008	-	-	-	-		(10,579,162)		(10,579,162)	(356)	(10,579,518)	(10,579,162)
Balance October 31, 2008 (audited)	44,561,600	4,456	13,893,200	(145,833)	-	(14,177,315)	1,053	(424,439)	54,961	(369,478)	(10,578,109)
Stock based compensation			256,091					256,091		256,091
Compensation expense on issue of warrants			85,855					85,855		85,855
Amortization of deferred stock compensation				145,833				145,833		145,833
Beneficial conversion feature of convertible debt			55,950					55,950		55,950
Fair value of warrants issued			52,099					52,099		52,099
Common stock issued for acquisition of interests in mineral claims	5,000,000	500	749,500					750,000		750,000
Foreign currency translation							1,860	1,860	19	1,879	1,860
Net Loss for the year ended October 31, 2009						(2,993,591)		(2,993,591)	(146)	(2,993,737)	(2,993,591)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from inception (May 18, 1999) to April 30, 2012 - continued

Balance October 31, 2009 (audited)	49,561,600	4,956	15,092,695	-		(17,170,906)	2,913	(2,070,342)	54,834	(2,015,508)	(2,991,731)
Common stock issued for services	300,000	30	29,970	(20,333)				9,667		9,667
Stock based compensation			28,242					28,242		28,242
Foreign currency translation							(88)	(88)	288	200	88
Net Loss for the year ended October 31, 2010						(1,025,522)		(1,025,522)	(56)	(1,025,578)	(1,025,522)
Balance October 31, 2010 (audited)	49,861,600	4,986	15,150,907	(20,333)	-	(18,196,428)	2,825	(3,058,043)	55,066	(3,002,977)	(1,025,434)
Amortization of deferred stock compensation				15,000				15,000		15,000
Foreign currency translation
Net Loss for year ended October 31, 2011						(1,017,406)		(1,017,406)		(1,017,406)	(1,017,406)
Balance October 31, 2011(audited)	49,861,600	4,986	15,150,907	(5,333)	-	(19,213,834)	2,825	(4,060,449)	55,066	(4,005,383)	(1,017,406)
Amortization of deferred stock compensation				5,333				5,333		5,333
Foreign currency translation
Net Loss for period ended April 30, 2012						(395,604)		(395,604)		(395,604)	(395,604)
Balance April 30, 2012 (unaudited)	49,861,600	4,986	15,150,907	-		(19,609,438)	2,825	(4,450,720)	55,066	(4,395,654)	(395,604)

See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the six months ended April 30, 2012 and April 30, 2011 and from inception (May 18, 1999) to April 30, 2012
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

	Cumulative Since Inception	April 30, 2012	April 30, 2011
Cash Flows from Operating Activities
Net Loss	(19,609,438)	(395,604)	(484,692)
Adjustment for:
Amortization and Impairment	159,766	15,018	11,422
Stock based compensation	1,258,878	-	-
Compensation expense on issue of warrants	342,930	-	-
Expenses credited to Additional Paid-in Capital	7,932	-	-
Shares issued for mineral claims	6,719,225	-	-
Amortization of deferred stock compensation	1,530,000	5,333	7,500
Fair value adjustment to compound derivative	(6,875)	-	-
Fair value adjustment to additional investment rights	(55,000)	-	-
Amortization of debt discount	177,538	-	33,104
Impairment of mining claims	100		100
Changes in non-cash working capital
Deferred financing costs	-	-	1,156
Accrued interest on advances from non- related parties	184,671	26,678	26,517
Repayments from related parties	-	48,555	1,297
Accounts payable and accrued liabilities	1,025,390	65,972	51,427

Due to related parties	2,442,102	234,296	347,772
Minority Interest	54,748	-	-
Net cash provided (used) in operating activities	(5,768,033)	248	(4,397)
Cash Flows from Investing Activities
Acquisition of plant and equipment	(198,101)	-	-
Acquisition of mineral claims	(900)	-	-
Net cash used in investing activities	(199,001)	-	-
Cash Flows from Financing Activities
Issuance of common shares for cash (net)	5,181,265	-	-
Advances from non-related parties	498,809	-	-
Convertible notes	286,500	-	-
Net cash provided by financing activities	5,966,574	-	-
Effect of foreign currency exchange rate changes	2,030	-	-
Net increase (decrease) in Cash	1,570	248	(4,397)
Cash- beginning of period	-	1,322	5,569
Cash - end of period	1,570	1,570	1,172
Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-
See condensed notes to the interim consolidated financial statements

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2012
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended October 31, 2011. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at April 30, 2012 and October 31, 2011, the results of its operations for the three and six month periods ended April 30, 2012 and April 30, 2011, and its cash flows for the six month periods ended April 30, 2012 and April 30, 2011. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended April 30, 2012 are not necessarily indicative of results to be expected for the full year.

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

The Company is in the exploration stage and has not yet realized revenues from any operations.  The Company has incurred a loss of $395,604 for the six months period ended April 30, 2012. At April 30, 2012, the Company had an accumulated deficit during the exploration stage of $19,609,438.  During the year ended October 31, 2008 the Company raised capital of $1,475,815 (net of offering costs). Further, during the year ended October 31, 2008 the Company raised an additional $100,000 being subscription for convertible notes (See note 15-“Convertible Note Financing Transaction”). The Company raised an additional $186,500 during the year ended October 31, 2009 from issue of convertible notes. Management's plan is to continue raising capital through future equity or debt financing until it achieves profitable operations from mineral extraction activities.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2012
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
April 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.       Plant and Equipment

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Operating equipment	30%	declining balance method

	April 30, 2012		October 31, 2011
	Cost $	Accumulated Depreciation and impairment $	Cost $	Accumulated Depreciation and impairment $
Office, furniture and fixtures	386	386	386	262
Computer equipment	6,529	6,529	6,529	4,904
Operating Equipment	191,185	152,850	191,185	139,581
	198,100	159,765	198,100	144,747
Net carrying amount	$38,335		$53,353
Amortization and impairment expense	$15,018		$22,844

5.	Issuance of Common Shares

Six months ended April 30, 2012

The Company did not raise any capital during the six month period ended April 30, 2012.

Year ended October 31, 2011

The Company did not raise any capital during the year ended October 31, 2011

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Stock Purchase Warrants

	Number of Warrants Granted	Exercise Prices
		$
Outstanding at October 31, 2010 and average exercise price	3,365,000	0.39
Granted in 2011	-	-
Expired in year 2011	(1,865,000)	(0.25)
Outstanding at October 31, 2011 and average exercise price	1,500,000	0.57
Granted in 2012	-	-
Expired in 2012	-	-
Outstanding at April 30, 2012 and average exercise price	1,500,000	0.57

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

Six months ended April 30, 2012

The Company did not issue any warrants during the six month period ended April 30, 2012.

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
April 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

During the six month period ended April 30, 2012, no stock options were granted.

As of April 30, 2012 there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted.  The stock-based compensation expense for the six month period ended April 30, 2012 was $nil.

The following table summarizes the options outstanding as at April 30, 2012:

	Option Price	Number of shares
Expiry Date	Per Share
May 14, 2012	0.50	1,500,000
July 20, 2012	0.50	250,000
August 1, 2012	0.50	1,700,000
August 9, 2012	0.51	650,000
March 1, 2013	0.50	380,000
September 24, 2013	0.50	50,000
		4,530,000
Weighted average exercise price		0.50

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2012
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
April 30, 2012
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
April 30, 2012
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

On August 22, 2007 the Company entered into an agreement with Kriyah for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and was to receive payments of $4000 each month thereafter.  Commencing in January of 2009, this amount was reduced to $2,500 per month, and as of March, 2009, to $250 per month.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company’s maximum obligation under the lease guarantee, as of July 31, 2009, is $212,774 in the event of a lease default with full acceleration of rent. The lease which was executed by War Eagle Mining Corporation, a Canadian corporation which at the time of execution was related to the Company through common directors, (“War Eagle”) as Lessee, is now in default and Kriyah subsequently moved its office location. The War Eagle lease is also guaranteed by Zoro Mining Corp. (a related Company).  Kriyah’s Manager, Andrew A. Brodkey, is also a Director of the Company.  The potential liability as a result of this default is not determinable at this time. Expense, if any, will be recorded in the period in which any liability becomes known.

On January 24, 2008, the Company, through its subsidiary Pacific LTDA entered into an exclusive exploration, mining and exploitation agreement (the “Guanaca Lease”) for the La Guanaca oxide copper project located northeast of the town of Inca de Oro, Chanaral Province, Atacama Region 3, Chile. This property, which consists of approximately 300 hectares of exploration concessions, is road-accessible and was previously explored in the mid-1990’s through geophysical methods, sampling and drilling by Empresa Nacional de Mineria (“ENAMI”) a Chilean nationally-owned mining enterprise.  The Guanaca Lease is for a term of 5 years and is renewable automatically for additional 5-year periods.  The owners of the La Guanaca property received US$2,000 per month in cash during the term of the agreement. The Guanaca Lease was relinquished during calendar year 2012.

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
April 30, 2012
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
April 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.      Related Party Transactions

Six month period ended April 30, 2012

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A)
A director of the Company provided consulting geological services to the Company and a total of $45,000 was expensed to a private Company with a director in common. $339,000 was owed to this private company as of April 30, 2012.

B)
A director of the Company provided consulting services to the Company and a total of $45,000 was expensed to a private company with director in common.  $647,460 was owed to this private company as of April 30, 2012 which also includes non-reimbursed expenses.

C)
The Company expensed $45,000 being the amount payable to Kriyah, including benefits charged to the Company, relating to compensation payable to the former CEO and Director of the Company. As of April 30, 2012, $414,763 was owed which also included non-reimbursed expenses.

D)
The Company incurred a total of $110,908 to a private Chilean company that provides exploration services to the Company in Chile, and has a director in common, of which $1,024,075 was owed at April 30, 2012 with such costs recorded as project costs.

E)        The Company owed $13,420 to the CFO as of April 30, 2012 for services rendered to the Company.

F)        The Company owed $3,384 to related Company as of April 30, 2012.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2012
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

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.      Deferred Stock Compensation

In February 2010, the Company issued 300,000 restricted common shares to a consultant valued at $30,000 pursuant to a consulting agreement for a period of service of 24 months. The Company has expensed $5,333 during the six month period ended April 30, 2012 leaving a balance of $Nil.

12.      Advances to a related party

Advance to a related party includes a receivable of $48,555 as of October 31, 2011. This was advanced free of interest and was repaid back in full to the Company during the six month period ended April 30, 2012.

13.      Advances from non-related parties

On June 20, 2008, the Company received an unsecured advance of $247,000 from a non-related party which bears interest at an annual rate of 8% and is due and payable within ninety days from receipt thereof.  The Company received a further advance of an additional $5,100 on September 30, 2008 from the same party.  The Company received additional advances totaling $18,500 from this party during the twelve month period ended October 31, 2009. The Company received additional advances totaling $12,264 during the quarter ended April 30, 2010. The total amount due including interest as of April 30, 2012 is $367,801.

On November 28, 2008, the Company received an unsecured advance of $100,000 from another non related party which bears interest at an annual rate of 10% and is due within twelve months from receipt thereof. The Company received additional advances totaling $16,000 from this party during the three month period ended January 31, 2010. The total amount due as of April 30, 2012, including interest is $159,620.

On February 17, 2009, the Company issued a promissory note (the “War Eagle Note”) to War Eagle Mining Company, Inc. a Canadian Corporation (“War Eagle”).  War Eagle and the Company no longer share a common director.  Under the terms of the War Eagle Note, a total of $100,000 has been advanced; all amounts advanced are due and payable on June 30, 2009 with interest at 15% per annum.  The War Eagle Note was to be secured by a blanket security interest in all real, personal, and intangible interests of Pacific Copper associated with each of the La Guanaca, El Corral, La Mofralla and Venado projects (the Company’s South American oxide copper properties, as described in this report).  In February 2009, War Eagle notified the Company that it would not fund the full amounts contemplated in the War Eagle Note, leaving a funding shortfall of $55,000.  The Company has notified War Eagle that it considers this failure to fully fund the War Eagle Note to be a breach, has denied the security interest, and has reserved all of its legal rights.  The total amount due as of April 30, 2012, including interest is $154,946.  The Company received a letter from War Eagle dated October 21, 2010, demanding payment of the Note, and is currently in discussions with War Eagle to potentially resolve these issues. As of April 30, 2012 there have been no changes in the status of the note payable.

PACIFIC COPPER CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
April 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Convertible notes

Convertible notes consist of the following as of April 30, 2012:

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
April 30, 2012
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

The derivative liabilities as of April 30, 2012 and October 31, 2011 consisted of the following:

	April 30, 2012	October 31, 2011
Derivative financial instrument
Compound embedded derivative	-	-
Additional investment rights	-
	-	-

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

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $86,414 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $46,085 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $98,024.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $46,599 during the year ended October 31, 2011. There was no amortization for the six months ended April 30, 2012.

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
April 30, 2012
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

In conjunction with the offering the Company issued warrants to the investors indexed to 1,665,000 shares of common stock with an exercise price of $0.25 per share. The fair value of the warrants was determined to be $10,380 using the Black-Scholes-Merton valuation technique and they were recorded at their relative fair value of $6,014 in accordance with ASC 470. As a result of allocating a portion of the proceeds to the warrants and the beneficial conversion feature, the notes were recorded net of a discount of $12,014.  The beneficial conversion feature is recorded in paid-in capital, and the discount on the notes will be amortized through periodic charges to interest expense over the term of the notes using the effective interest method. Amortization of debt discounts amounted to $7,285 during the year ended October 31, 2011. There was no amortization for the six months ended April 30, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended April 30, 2012 and 2011 should be read in conjunction with our unaudited financial statements and related notes for the three and six months ended April 30, 2012 and 2011.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview of our Business

We were formed under the laws of the State of Delaware on May 18, 1999.  Our principal business offices are located at 3040 N. Campbell Ave., Suite 110, Tucson, AZ, 85719. Our telephone number is (520) 989-0021 and our fax number is (520) 623-3326.

We have not established any proven or probable reserves on our mineral property interests.  To date, we have been engaged primarily in organizational activities and have engaged in minimal initial exploration at several of our projects located in Chile.  We plan with sufficient funding to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining.  As such, we are considered an exploration or exploratory stage company. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic feasibility of our properties is determined.

Results of Operations

We are in the exploration stage and have not generated any revenue to date.  We have incurred recurring losses to date.  Our financial statements have been prepared assuming that we will continue as a going concern, and accordingly do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three and six month periods ended April 30, 2012 and 2011, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

The following table sets forth selected financial information for the periods indicated.

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	April 30,	April 30,	April 30,	April 30,
	inception	2012	2011	2012	2011

	$	$	$	$	$
Operating Expenses

General and administration	6,366,695	73,520	133,233	48,652	77,333
Project expenses	6,430,903	251,378	268,146	115,559	142,234
Mineral claims acquisition
cost expense (note 8)	6,273,571	-	-	-	-
Amortization	159,766	15,018	11,422	3,870	5,711

Total Operating Expenses	19,230,935	339,916	412,801	168,081	225,278

Loss from Operations	(19,230,935)	(339,916)	(412,801)	(168,081)	(225,278)

Other income-interest	54,508	-	-	-	-
Other expense-Interest	(495,444)	(55,688)	(71,891)	(27,187)	(37,221)
Other income -Derivative
Financial Instrument	61,875	-	-	-	-

Loss before Income Taxes	(19,609,996)	(395,604)	(484,692)	(195,268)	(262,499)

Provision for income taxes	-	-	-	-	-

Net Loss	(19,609,996)	(395,604)	(484,692)	(195,268)	(262,499)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Three month period ended April 30, 2012 Compared to Three month period ended April 30, 2011.

During the three month periods ended April 30, 2012 and 2011, we did not generate any revenue.

During the three month period ended April 30, 2012, we incurred expenses of $168,081 compared to $225,278 incurred during the three month period ended April 30, 2011 (a decrease of $57,197). These expenses incurred during the three month period ended April 30, 2012 and April 30, 2011 consisted of: (i) general and administration expenses of $48,652 (2011: $77,333); (ii) project expenses of $115,559 (2011: $142,234); and (iii) amortization expense of $3,870 (2011: $5,711).  Total expenses incurred during the three month period ended April 30, 2012 decreased compared to the three month period ended April 30, 2011 primarily due to lower general and administration expenses and lower project expenses.

Our net loss for the three month period ended April 30, 2012 was $195,268 compared to a net loss of $262,499 during the three month period ended April 30, 2011 (a decrease of $67,231).  Our net loss during the three month period ended April 30, 2012 was $0.00 per share compared to a net loss $0.01 per share during the three month period ended April 30, 2011. The weighted average number of shares outstanding was 49,861,000 for both of the three month periods ended April 30, 2012 and 2011.

Six month period ended April 30, 2012 Compared to Six month period ended April 30, 2011

During the six month periods ended April 30, 2012 and 2011, we did not generate any revenue.

During the six month period ended April 30, 2012, we incurred expenses of $339,916 compared to $412,801 incurred during the six month period ended April 30, 2011 (a decrease of $72,885). These expenses incurred during the six month period ended April 30, 2012 and April 30, 2011 consisted of: (i) general and administration expenses of $73,520 (2011: $133,233); (ii) project expenses of $251,378 (2011: $268,146); and (iii) amortization expense of $15,018 (2011: $11,422).  Total expenses incurred during the six month period ended April 30, 2012 decreased compared to the six month period ended April 30, 2011 primarily due to lower general and administration expenses and lower project expenses.

Our net loss for the six month period ended April 30, 2012 was $395,604 compared to a net loss of $484,692 during the six month period ended April 30, 2011 (a decrease of $89,088).  Our net loss during the six month period ended April 30, 2012 was $0.01 per share compared to a net loss $0.01 per share during the six month period ended April 30, 2011. The weighted average number of shares outstanding was 49,861,000 for both of the six month periods ended April 30, 2012 and 2011.

Liquidity and Capital Resources

As at the six month period ended April 30, 2012, our current assets were $1,570 and our current liabilities were $4,436,359, which resulted in a working capital deficiency of $4,434,789. As at the six month period ended April 30, 2012, current assets were comprised of $1,570 in cash.  As at the six month period ended April 30, 2012, current liabilities were comprised of: (i) $1,025,390 in accounts payable and accrued liabilities; (ii) $$2,422,102 due to related parties; (iii) $682,367 in advances from non-related parties; and (iv) $286,500 in convertible notes.

As at the six month period ended April 30, 2012, our total assets were $40,705 comprised of: (i) $1,570 in current assets; (ii) $38,335 in equipment and (iii) $800 in mineral properties, compared to total assets of $104,030 as at our year ended October 31, 2011. The decrease in total assets during the six month period ended April 30, 2012 was primarily due to a decrease in advances to related party and depreciation of equipment.

As at the six month period ended April 30, 2012, our current and total liabilities were $4,436,359 compared to total liabilities of $4,109,413 as of our fiscal year ended October 31, 2011.  The increase in liabilities during the six month period ended April 30, 2012 resulted from increased in accounts payable and accrued liabilities and amounts due to related parties.

Stockholders’ deficit increased to $4,395,654 as at April 30, 2012 from $4,005,383 as at our year ended October 31, 2011.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Cash Flows Provided by (Used in) Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended April 30, 2012, net cash flows provided by operating activities was $248, consisting of a net loss of $(395,604), adjusted by $15,108 or amortization, $5,333 for amortization of deferred stock compensation, $26,678 for accrued interest on advances from non-related parties, $48,555 for repayments from related parties, and $65,972 in accounts payable and accrued liabilities.  Net cash flows provided by operating activities was further changed by an increase in amounts due to related parties of $234,296.

For the six month period ended April 30, 2011, net cash flows used in operating activities was $(4,397) consisting of a net loss of $(484,692), adjusted by $11,422 for amortization, $7,500 for amortization of deferred stock compensation, $33,104 for amortization of debt discount, $100 for impairment of mining claims, $1,156 for deferred financing costs, $26,517 for accrued interest on advanced from non-related parties, $1,297 for repayments from related parties, and $51,427 for accounts payable and accrued liabilities.  Net cash flows used in operating activities was further changed by an increase in amounts due to related parties of $347,772.

Cash Flows from Investing Activities

We did not have any cash flows from investing activities for the six month period ended April 30, 2012 or for the six month period ended April 30, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. We did not have any cash flows from financing activities for the six month period ended April 30, 2012 or for the six month period ended April 30, 2011.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities, debt instruments, and related party loans or advances. Our working capital requirements are expected to increase in line with the growth of our business.

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

On August 22, 2007 the Company entered into an agreement with Kriyah for the performance of certain administrative and management services.   The Kriyah Agreement has an initial term of two years and is then automatically renewable.  Either party may terminate the Kriyah Agreement upon 60 days prior written notice.  Under the Kriyah Agreement, Kriyah received an initial payment of $57,504 and was to receive payments of $4000 each month thereafter.  Commencing in January of 2009, this amount was reduced to $2,500 per month, and as of March, 2009, to $250 per month.  In order to facilitate the retaining of Kriyah, the Company guaranteed a lease agreement for the office space used by Kriyah in Tucson, Arizona.  The Company’s maximum obligation under the lease guarantee, as of July 31, 2009, is $212,774 in the event of a lease default with full acceleration of rent. The lease which was executed by War Eagle Mining Corporation, a Canadian corporation which at the time of execution was related to the Company through common directors, (“War Eagle”) as Lessee, is now in default and Kriyah subsequently moved its office location. The War Eagle lease is also guaranteed by Zoro Mining Corp. (a related Company).  Kriyah’s Manager, Andrew A. Brodkey, is also a Director of the Company. The potential liability as a result of this default is not determinable at this time. Expense, if any, will be recorded in the period in which any liability becomes known.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

On January 24, 2008, the Company, through its subsidiary Pacific LTDA entered into an exclusive exploration, mining and exploitation agreement (the “Guanaca Lease”) for the La Guanaca oxide copper project located northeast of the town of Inca de Oro, Chanaral Province, Atacama Region 3, Chile. This property, which consists of approximately 300 hectares of exploration concessions, is road-accessible and was previously explored in the mid-1990’s through geophysical methods, sampling and drilling by Empresa Nacional de Mineria (“ENAMI”) a Chilean nationally-owned mining enterprise.  The Guanaca Lease is for a term of 5 years and is renewable automatically for additional 5-year periods.  The owners of the La Guanaca property  received US$2,000 per month in cash during the term of the agreement. The Guanaca Lease was relinquished during calendar year 2012 as described in the Note immediately above.

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

Disclosure Controls and Procedures

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of April 30, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

1.	recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and

2.	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this quarterly report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

ITEM 1A:  RISK FACTORS - continued

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $19,609,996 from inception to April 30, 2012. As of April 30, 2012, we had an accumulated deficit of $19,609,438 and incurred losses of $395,604 during the six months ended April 30, 2012. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations;

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

ITEM 1A:  RISK FACTORS - continued

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

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4:  MINE SAFETY DISCLOSURES

                  Not applicable.

ITEM 5:  OTHER INFORMATION

On March 8, 2012, the Company received a cease trade order (the “CTO”) from the British Columbia Securities Commission (the “BCSC”), the effect of which is limited to the Province of British Columbia.  A copy of the BCSC’s CTO was attached as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2012.

By its terms, the CTO was issued for failure to file:

(i)
comparative annual financial statements for the Company’s financial year ended October 31, 2011 as required under Part 4 of National Instrument 51-102 Continuous Disclosure Obligations (“NI 51-102”) and section 5(b) of British Columbia Instrument 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets (“BCI 51-509”);

ITEM 5:  OTHER INFORMATION - continued

(ii)	a Form 51-102F1 Management’s Discussion and Analysis for the period ended October 31, 2011 as required under Part 5 of NI 51-102 and section 5(b) of BCI 51-109; and

(iii)	a Form 51-102F2 Annual Information Form for the year ended October 31, 2011 as required under section 5(c) of BCI 51-509.

The Company subsequently filed the following on the System for Electronic Analysis and Retrieval (“SEDAR”):

(i)	annual financial statements for its financial year ended October 31, 2011;

(ii)	Form 51-102F1 Management’s Discussion and Analysis for the period ended October 31, 2011; and

(iii)	Form 51-102F2 Annual Information Form for the year ended October 31, 2011.

As a result, on March 15, 2012, the BCSC revoked the CTO issued on March 8, 2012.  A copy of the BCSC’s revocation order was attached as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2012.

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
David Hackman
Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 19, 2012

By:	/s/ Rakesh Malhotra
Rakesh Malhotra
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: June 19, 2012